Form 10QSB
period 2007-10-31
No Show, Inc.
filed 2007-12-11
CIK 1411009

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended October 31, 2007
----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------

                              No Show, Inc.
              ------------------------------------------------
               (Name of Small Business Issuer in its Charter)

            Nevada                   333-145830             20-3356659
 ----------------------------       ------------       ------------------
 (State or other jurisdiction       (Commission          (IRS Employer
      of incorporation)             File Number)       Identification No.)

        3415 Ocatillo Mesa Way, North Las Vegas, NV        89031
       ----------------------------------------------   -----------
            (Address of Principal Executive Offices)       (Zip Code)

                            Doreen Zimmerman
                         3415 Ocatillo Mesa Way
                       North Las Vegas, NV  89031
                             (702) 277-7366
        ---------------------------------------------------------
        (Name, address and telephone number of agent for service)

---------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 11, 2007, the registrant's outstanding common stock consisted of 21,050,000 shares, $0.001 par value. Authorized - 75,000,000 common voting shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................. 3
          Independent Accountant's Review Report................ 4
          Balance Sheet (unaudited)............................. 5
          Statements of Operations (unaudited).................. 6
          Statements of Cash Flows (unaudited).................. 7
          Notes to Financial Statements......................... 8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation......................................... 10

Item 3. Controls and Procedures................................. 15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................... 16

Item 2.   Changes in Securities and Use of Proceeds............. 16

Item 3.   Defaults upon Senior Securities....................... 16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................. 16

Item 5.   Other Information..................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended October 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended October 31, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------


To the Board of Directors
No Show Inc
(A Development Stage Company)

We have reviewed the accompanying balance sheet of No Show Inc as of October 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of No Show Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    December 5, 2007


              2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                      (702) 253-7499 Fax: (702)253-7501

                                 No Show, Inc.
                        (a development stage company)
                                 Balance Sheets
                 July 31, 2007 and October 31, 2007 (Unaudited)



Balance Sheets


                                                  (Unaudited)
                                                  October 31,    July 31,
                                                     2007          2007
                                                  -----------  -------------
Assets

Current Assets:
   Cash                                           $        -   $          -
   Funds held in escrow                               15,000         15,000
                                                  -----------  -------------
     Total current assets                             15,000         15,000
                                                  -----------  -------------
                                                  $   15,000   $     15,000
                                                  ===========  =============


Liabilities and Stockholder's Equity

Stockholder's Equity:
   Common Stock, $0.001 par value, 75,000,000
     shares authorized, 21,050,000, 21,050,000
     shares issued and outstanding as of
     7/31/07 and 10/31/07, respectively               21,050         21,050
   Additional paid-in capital                         12,950         12,950
   Earnings (Deficit) accumulated during
     development stage                               (19,000)       (19,000)
                                                  -----------  -------------
                                                      15,000         15,000
                                                  -----------  -------------
                                                  $   15,000   $     15,000
                                                  ===========  =============


  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                          Statements of Operations
         For the three months ended October 31, 2006 and October 31, 2007
               From August 23, 2005 (Inception) to October 31, 2007
                                 (Unaudited)


Statements of Operations


                                 For the        For the           From
                                three months  three months  August 23, 2005
                                   ended          ended      (Inception) to
                                October 31,    October 31,     October 31,
                                   2007           2006            2007
                               -------------  -------------  ---------------
Revenue                        $          -   $          -   $            -

Expenses:

General and administrative
 expenses                                 -              -           19,000
                               -------------  -------------  ---------------

   Total expenses                         -              -           19,000
                               -------------  -------------  ---------------

Net income (loss)              $          -   $          -   $      (19,000)
                               =============  =============  ===============

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                         21,050,000      6,050,000
                               =============  =============
Net (loss) per
 share - basic
 and fully
 diluted                       $      (0.00)  $      (0.00)
                               =============  =============


  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                          Statements of Cash Flow
         For the three months ended October 31, 2006 and October 31, 2007
               From August 23, 2005 (Inception) to October 31, 2007
                                 (Unaudited)


Statements of Cash Flow

                                  For the       For the           From
                                three months  three months  August 23, 2005
                                   ended          ended      (Inception) to
                                October 31,    October 31,     October 31,
                                   2007           2006            2007
                               -------------  -------------  ---------------
Cash flows from operating activities:
Net income (loss)              $          -   $          -   $      (19,000)
                               -------------  -------------  ---------------
Net cash (used) from operating
 activities                               -              -          (19,000)


Cash flows from financing activities:
Issuances of common stock                 -              -           31,000
Officer donated capital                   -              -            3,000
                               -------------  -------------  ---------------
Net cash provided from financing
 activities                               -              -           34,000


Net increase (decrease) in
 cash                                     -              -           15,000
Cash and
 equivalents-
 beginning                           15,000              -                -
                               -------------  -------------  ---------------
Cash and
 equivalents-
 ending                        $     15,000   $          -   $       15,000
                               =============  =============  ===============

Supplemental disclosures:
 Interest paid                 $          -   $          -   $            -
                               =============  =============  ===============
 Income taxes paid             $          -   $          -   $            -
                               =============  =============  ===============

  The accompanying notes are an integral part of these financial statements.

                               No Show, Inc.
                       (A development stage company)
                       Notes to Financial Statements


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended July 31, 2007 and notes thereto included in the Company's SB-2 Registration Statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at October 31, 2007, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(19,000) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               No Show, Inc.
                       (A development stage company)
                       Notes to Financial Statements


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  Management's Discussion and Analysis of Plan of Operation.


No Show, Inc. ("No Show" or "the Company") was incorporated in the State of Nevada on August 23, 2005. No Show is in the business of designing and marketing women's intimate apparel.


Business of Registrant
----------------------

No Show, Inc. has not generated any revenues. Its planned business is to design and market women's intimate apparel. Emphasis is utilizing fabric and stitch design which would not show through regular clothing as undergarments. Management believes the Company's success will be determined by its ability to create brand awareness, acquire customers and produce its products at a competitive price. The Company has developed a few strategies to accomplish this goal. Management plans to shop for clothing contract manufacturers outside of the U.S., preferably Mexico to produce its intimate apparel garments. At this time, management has not enlisted or signed any contract manufacturing contracts or agreements. Management has developed two patterns for its intimate apparel garments and is now in the process of identifying the type of fabrics to be used for its future products. Management has not been able to locate or obtain a fabric supplier. The process to identify the fabrics to be used includes the following: a) availability of the fabric; b) cost of the fabric; c) durability; d) moisture-wicking fabric (a moisture-wicking fabric is a fabric that pulls moisture away from the skin to keep the body dry, as compared to a natural fiber like cotton that retains moisture;
e) comfortable; f) a fabric which will allow invisible seams; and g) a machine washable fabric. Until management can identify and source the fabric to be used in its garments, it would be difficult to predict a price point for the Company's product(s).

Marketing Plan

Since No Show is based in Las Vegas, Nevada, the initial marketing of its products will be directed towards specialty boutique stores in Las Vegas, Nevada, and stores located in the Las Vegas casinos. Initially, management will undertake the responsibility of knocking-on-doors to promote its intimate apparel line. Management will be responsible for developing sales brochures.

In order to build distribution for the Company's intimate apparel line, management would consider placing product on consignment with local retailers. In this sense, the local retailers would not need to purchase inventory of a new line, which may or might not sell. Under this arrangement, when a retailer sells the Company's merchandise to the customer, the retailer becomes obligated to pay the Company from the proceeds of the sale. If the product does not sell, the retailer can return the product to the Company without incurring the cost of purchasing the merchandise out of their own funds. This method of distribution may be needed to help the Company initially build brand awareness. Therefore, if No Show uses the consignment method to obtain initial distribution, this method would limit the Company's costs of providing inventory in a limiting the number of stores, and the amount of merchandise to be carried by each store.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.

Going Concern - The Company experienced operating losses, of $(19,000) since its inception on August 23, 2005 through the period ended October 31, 2007. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the three month period ended October 31, 2007, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for at least another year.

Since the Company's inception on August 23, 2005 through the period ended October 31, 2007, the Company generated no revenues. During the three months
ended October 31, 2007, the Company had no expenses.    Management is paying
the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses. Management plans to cover these day-to-day corporate expenses personally for the next twelve months.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

No Show is a developmental stage which plans to design and market women's intimate apparel through contract manufacturing facilities.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically when it moves forward in producing an
intimate apparel products.   In the event the Company requires additional
funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources
-------------------------------

As of October 31, 2007, the Company's current assets exceeded its current liabilities by $15,000.

As of October 31, 2007, the Company has 21,050,000 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of the Company's current limited available cash, the Company's sole officer/director received no compensation since the Company's inception
through the Quarter ending October 31, 2007.   The Company's so
officer/director received stock options or other non-cash compensation since the Company's inception through October 31, 2007. The Company has no employment agreements in place with its officer. Nor does the Company owe its officer any accrued compensation, as the sole officer agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

No Show, Inc. stock is not traded on any exchange.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on the Company's common stock, and management does not anticipate paying any dividends on the Company's common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

The Company filed its initial registration statement on Form SB-2 with the U.S. Securities and Exchange Commission on August 31, 2007 to register 6,050,000 common shares of selling security holders. The registration statement was declared effective on December 6, 2007.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None filed during the quarter ended October 31, 2007.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      No Show, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ Doreen E. Zimmerman
                                --------------------------------
                                 Name:  Doreen E. Zimmerman
                                 Title: President/Director

Dated:  December 11, 2007
        ------------------