Form 10QSB
period 2008-01-31
No Show, Inc.
filed 2008-02-22
CIK 1411009

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended January 31, 2008
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                    Commission file number:  333-145830

                                No Show, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         20-3356659
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)


           3415 Ocatillo Mesa Way, North Las Vegas, NV   89031
   --------------------------------------------------------------------
                (Address of principal executive offices)

                              (702) 277-7366
                       ---------------------------
                       (Issuer's telephone number)
--------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of February 21, 2008: 21,050,000 shares common stock

Number of shares of preferred stock outstanding as of February 21, 2008:  None

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Independent Accountant's Review Report................     4
          Balance Sheet (unaudited)............................      5
          Statements of Operations (unaudited and restated)....      6
          Statements of Cash Flows (unaudited).................      7
          Notes to Financial Statements........................     8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................     10

Item 3. Controls and Procedures................................     15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     16

Item 2.   Changes in Securities and Use of Proceeds............     16

Item 3.   Defaults upon Senior Securities......................     16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     16

Item 5.   Other Information.....................................    16

Item 6.   Exhibits and Reports on Form 8-K......................    16

Signatures......................................................    17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended January 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended January 31, 2008, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


        Report of Independent Registered Public Accounting Firm
        -------------------------------------------------------


To the Board of Directors
No Show Inc
(A Development Stage Company)

We have reviewed the accompanying balance sheet of No Show Inc as of January 31, 2008, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board
(United States). All information included in these financial statements is the representation of the management of No Show Inc.

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    February 21, 2008


               2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                        (702) 253-7499 Fax: (702)253-7501

                                 No Show, Inc.
                        (a development stage company)
                                 Balance Sheets
                  January 31, 2008 (Unaudited) and July 31, 2007



Balance Sheets


                                                  (Unaudited)
                                                  January 31,    July 31,
                                                     2008          2007
                                                  -----------  -------------
Assets

Current Assets:
   Cash                                           $        -   $          -
   Funds held in escrow                               15,000         15,000
                                                  -----------  -------------
     Total current assets                             15,000         15,000
                                                  -----------  -------------
     TOTAL ASSETS                                 $   15,000   $     15,000
                                                  ===========  =============


Liabilities and Stockholder's Equity

Stockholder's Equity:
   Common Stock, $0.001 par value, 75,000,000
     shares authorized, 21,050,000, 21,050,000
     shares issued and outstanding as of
     1/31/08 and 7/31/07, respectively                21,050         21,050
   Additional paid-in capital                         12,950         12,950
   Earnings (Deficit) accumulated during
     development stage                               (19,000)       (19,000)
                                                  -----------  -------------
     Total stockholders' equity                       15,000         15,000
                                                  -----------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   15,000   $     15,000
                                                  ===========  =============


  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                          Statements of Operations
  For the three and six months ended January 31, 2007 and January 31, 2008
               From August 23, 2005 (Inception) to January 31, 2008
                                 (Unaudited)


Statements of Operations


                  For the three months  For the six months        From
                         ended                ended         August 23, 2005
                      January 31,          January 31,      (Inception) to
                  --------------------  ------------------     January 31,
                    2008       2007       2008      2007          2008
                  ---------  ---------  --------  --------  ----------------
Revenue           $      -   $      -   $     -   $     -   $             -

Expenses:

General and administrative
 expenses                -          -         -         -            19,000
                  ---------  ---------  --------  --------  ----------------

   Total expenses        -          -         -         -            19,000
                  ---------  ---------  --------  --------  ----------------

Net income (loss) $      -   $      -   $     -   $     -   $       (19,000)
                  =========  =========  ========  ========  ================

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted          10,944,737 4,335,714 10,944,737 4,335,714
                  ========== ========= ========== =========
Net (loss) per
 share - basic
 and fully
 diluted          $     0.00 $    0.00 $     0.00 $    0.00
                  ========== ========= ========== =========


  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                          Statements of Cash Flow
         For the six months ended January 31, 2007 and January 31, 2008
               From August 23, 2005 (Inception) to January 31, 2008
                                 (Unaudited)


Statements of Cash Flow

                                  For the       For the           From
                                 six months    six months   August 23, 2005
                                   ended          ended      (Inception) to
                                January 31,    January 31,     January 31,
                                   2008           2007            2008
                               -------------  -------------  ---------------
Cash flows from operating activities:
Net income (loss)              $          -   $          -   $      (19,000)
                               -------------  -------------  ---------------
Net cash (used) from operating
 activities                               -              -          (19,000)


Cash flows from financing activities:
Issuances of common stock                 -              -           31,000
Officer donated capital                   -              -            3,000
                               -------------  -------------  ---------------
Net cash provided from financing
 activities                               -              -           34,000


Net increase (decrease) in
 cash                                     -              -           15,000
Cash and
 equivalents-
 beginning                           15,000              -                -
                               -------------  -------------  ---------------
Cash and
 equivalents-
 ending                        $     15,000   $          -   $       15,000
                               =============  =============  ===============

Supplemental disclosures:
 Interest paid                 $          -   $          -   $            -
                               =============  =============  ===============
 Income taxes paid             $          -   $          -   $            -
                               =============  =============  ===============

  The accompanying notes are an integral part of these financial statements.

                               No Show, Inc.
                       (A development stage company)
                       Notes to Financial Statements
                             January 31, 2008

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended July 31, 2007 and notes thereto included in the Company's SB-2/A Registration Statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at January 31, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(19,000) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               No Show, Inc.
                       (A development stage company)
                       Notes to Financial Statements
                             January 31, 2008

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

No Show, Inc. ("No Show" or "the Company") was incorporated in the State of Nevada on August 23, 2005. We are in the business of designing and marketing women's intimate apparel. Emphasis in the design would include using fabrics and a stitch design which would not show through regular clothing as undergarments. Once management designs these undergarments, clothing contract manufacturers will be identified to replicate these garments. Management plans to market their products through retail women's clothing stores.


Business Plan
-------------

Our business is to design and market women's intimate apparel. Emphasis is utilizing fabric and stitch design which would not show through regular clothing as undergarments. Once management designs these undergarments, clothing contract manufacturers will be identified to replicate these garments. Management believes the Company's success will be determined by its ability to create brand awareness, acquire customers and produce its products at a competitive price. The Company has developed a few strategies to accomplish this goal. Management plans to shop for clothing contract manufacturers outside of the U.S. preferably Mexico to produce its intimate apparel garments. At this time, management has not enlisted or signed any contract manufacturing contracts or agreements. Management has developed two patterns for its intimate apparel garments and is now in the process of identifying the type of fabrics to be used for its future products. The process to identify the fabrics to be used includes the following: a) availability of the fabric; b) cost of the fabric; c) durability; d) moisture-wicking fabric (a moisture-wicking fabric is a fabric that pulls moisture away from the skin to keep the body dry, as compared to a natural fiber like cotton that retains moisture; e) comfortable; f) a fabric which will allow invisible seams; and g) a machine washable fabric. Until we can identify and source the fabric to be used in our garments, it would be difficult to predict a price point for our product(s).

Marketing Plan

Since we are based in Las Vegas, Nevada, the initial marketing of our products will be directed towards specialty boutique stores in Las Vegas, Nevada, and stores located in the Las Vegas casinos. Initially, management will undertake the responsibility of knocking-on-doors to promote its intimate apparel line. Management will be responsible for developing sales brochures for our product line.

Competition

The intimate apparel industry is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and purchasing convenience. Both branded and private label manufacturers compete in the intimate apparel industry. Major competitors include: Gap, Inc., Jockey International, Inc., Kellwood Company, the Lane Bryant division of Charming Shoppes, Inc., Maidenform Brands, Inc., Sara Lee Corporation, Triumph International, VF Corporation, the Victoria's Secret division of Limited Brands, Inc., Wacoal Corp. and The Warnaco Group, Inc. Because of the highly fragmented nature of the balance of the industry, both domestically and internationally, the Company will also compete with many small manufacturers and retailers. Additionally, department stores, specialty stores and other retailers, have significant private label product offerings that would compete with No Show, Inc. The Company might not be able to compete successfully with these competitors in the future. If No Show fails to compete successfully, its potential tiny market share and results of operations would be materially and adversely affected.

Most all of our competitors have significantly greater financial, marketing and other resources, broader product lines outside of intimate apparel and larger customer bases than we have and are less financially leveraged than we are. As a result, these competitors may be able to: adapt to changes in customer requirements more quickly; introduce new and more innovative products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure to accept customer returns of their products or reductions in inventory levels carried by our customers; take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products; adopt more aggressive pricing policies and provide greater contributions to retailer price markdowns.

Going Concern - The Company experienced operating losses, of $(4,006) since its inception on August 23, 2006 through the period ended January 31, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the six month period ended January 31, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

Since its inception of August 23, 2005 through January 31, 2008, the
Company has recognized no revenues. For the Quarter ending January 31, 2008, the Company spent had no expenses. As of January 31, 2008, the Company had an accumulated net loss of $(19,000) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of January 31, 2008 reflects current assets of $15,000 and no current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

On August 23, 2005 (inception), we issued 30,000, par value $0.001 common shares of stock for cash to the Company's founder for $3,000 cash. These shares were subsequently cancelled on September 30, 2006.

In May, 2006, the Company issued 50,000 shares of its $0.001 par value common stock to approximately 35 investors for cash of $10,000 (net of offering costs). The Company, was issued a permit to sell securities to the public in the State of Nevada in November, 2005, pursuant to Nevada Revised Statutes Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. These shares have subsequently been registered on Form SB-2.

In September, 2006, we conducted a private placement without any general solicitation or advertisement. We completed this private placement with six accredited individuals, who purchased 6,000,000 common shares, at par value $0.001 for $6,000 cash.. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering. These shares have subsequently been registered on Form SB-2.

In May, 2007, we conducted a private placement without any general solicitation or advertisement. We completed this private placement with a group of accredited individuals. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering. The investors purchased 15,000,000 common shares, at par value $0.001 for $15,000 cash. These shares have not been registered.

There has been no other issuance of stock. As of January 31, 2008, the Company has 21,050,000 shares of common stock issued and outstanding.

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended January 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through January 31, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

The common stock of the Company is not trading on any exchange. The Company has asked a broker-dealer to apply for listing on the OTC-Bulletin Board on behalf of the Company. Management is in the process of answering comment letters.

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

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

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

ITEM 2.  Changes in Securities and Use of Proceeds

On December 6, 2007, the Registrant received a notice of effectiveness from the U. S. Securities and Exchange Commission concerning its original registration statement filed on Form SB-2 on August 31, 2007. This registration statement registers 6,050,000 common shares owned by the non-affiliated shareholders of the Company.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None filed during the quarter ended January 31, 2008.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      No Show, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ Doreen E. Zimmerman
                                --------------------------------
                                        Doreen E. Zimmerman
                                        President, Chief Executive
                                        Officer, Chief Financial Officer,
                                        Secretary and Director (Principal
                                        Executive, Financial, and
                                        Accounting Officer)
Dated:  February 21, 2008
        -----------------