Form 10QSB
period 2008-04-30
No Show, Inc.
filed 2008-06-11
CIK 1411009

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended April 30, 2008
---------------------------------------------------------------------------

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

                                          Yes [ ]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of June 6, 2008: 21,050,000 shares common stock

Number of shares of preferred stock outstanding as of June 6, 2008:  None

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Balance Sheet (unaudited)............................      4
          Statements of Operations (unaudited and restated)....      5
          Statements of Cash Flows (unaudited).................      6
          Notes to Financial Statements........................     7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................      9

Item 3. Controls and Procedures................................     14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     15

Item 2.   Changes in Securities and Use of Proceeds............     15

Item 3.   Defaults upon Senior Securities......................     15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     15

Item 5.   Other Information.....................................    15

Item 6.   Exhibits and Reports on Form 8-K......................    15

Signatures......................................................    16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended April 30, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended April 30, 2008, follow.

                                 No Show, Inc.
                        (a development stage company)
                                 Balance Sheets
                   April 30, 2008 (Unaudited) and July 31, 2007



Balance Sheets


                                                  (Unaudited)
                                                   April 30,     July 31,
                                                     2008          2007
                                                  -----------  -------------
Assets

Current Assets:
   Cash                                           $        -   $          -
   Funds held in escrow                                2,864         15,000
                                                  -----------  -------------
     Total current assets                              2,864         15,000
                                                  -----------  -------------
     TOTAL ASSETS                                 $    2,864   $     15,000
                                                  ===========  =============


Liabilities and Stockholder's Equity

Stockholder's Equity:
   Common Stock, $0.001 par value, 75,000,000
     shares authorized, 21,050,000, 21,050,000
     shares issued and outstanding as of
     4/30/08 and 7/31/07, respectively                21,050         21,050
   Additional paid-in capital                         12,950         12,950
   Earnings (Deficit) accumulated during
     development stage                               (31,136)       (19,000)
                                                  -----------  -------------
     Total stockholders' equity                        2,864         15,000
                                                  -----------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    2,864   $     15,000
                                                  ===========  =============


  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                          Statements of Operations
    For the three and nine months ended April 30, 2007 and April 30, 2008
               From August 23, 2005 (Inception) to April 30, 2008
                                 (Unaudited)


Statements of Operations


                  For the three months  For the nine months       From
                         ended                ended         August 23, 2005
                       April 30,            April 30,       (Inception) to
                  --------------------  ------------------      April 30,
                    2008       2007       2008      2007          2008
                  ---------  ---------  --------  --------  ----------------
Revenue           $      -   $      -   $     -   $     -   $             -

Expenses:

General and administrative
 expenses           12,136          -    12,886         -            31,136
                  ---------  ---------  --------  --------  ----------------

   Total expenses   12,136          -    12,886         -            31,136
                  ---------  ---------  --------  --------  ----------------

Net income (loss) $(12,136)  $      -   $(12,886) $     -   $       (31,136)
                  =========  =========  ========= ========  ================

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

                                No Show, Inc.
                        (a development stage company)
                          Statements of Cash Flow
           For the nine months ended April 30, 2007 and April 30, 2008
                From August 23, 2005 (Inception) to April 30, 2008
                                 (Unaudited)


Statements of Cash Flow

                                  For the       For the           From
                                nine months   nine months   August 23, 2005
                                   ended          ended      (Inception) to
                                 April 30,      April 30,       April 30,
                                   2008           2007            2008
                               -------------  -------------  ---------------
Cash flows from operating activities:
Net income (loss)              $    (12,136)  $          -   $      (31,136)
                               -------------  -------------  ---------------
Net cash (used) from operating
 activities                         (12,136)             -          (31,136)


Cash flows from financing activities:
Issuances of common stock                 -              -           31,000
Officer donated capital                   -              -            3,000
                               -------------  -------------  ---------------
Net cash provided from financing
 activities                               -              -           34,000


Net increase (decrease) in
 cash                               (12,136)             -            2,864
Cash and
 equivalents-
 beginning                           15,000              -                -
                               -------------  -------------  ---------------
Cash and
 equivalents-
 ending                        $      2,864   $          -   $        2,864
                               =============  =============  ===============

Supplemental disclosures:
 Interest paid                 $          -   $          -   $            -
                               =============  =============  ===============
 Income taxes paid             $          -   $          -   $            -
                               =============  =============  ===============
 Non-cash transactions         $          -   $          -   $            -
                               =============  =============  ===============

  The accompanying notes are an integral part of these financial statements.

                               No Show, Inc.
                       (A development stage company)
                       Notes to Financial Statements
                              April 30, 2008

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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at April 30, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(31,136) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               No Show, Inc.
                       (A development stage company)
                       Notes to Financial Statements
                              April 30, 2008

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


Going Concern - The Company experienced operating losses, of $(31,136) since its inception on August 23, 2006 through the period ended April 30, 2008.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the nine month period ended April 30, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

Since its inception of August 23, 2005 through April 30, 2008, the
Company has recognized no revenues. For the nine month period and Quarter ending April 30, 2008, the Company had general and administrative expenses of $12,136. These expenses primarily covered legal and accounting fees to keep the Company fully reporting. As of April 30, 2008, the Company had an accumulated net loss of $(31,136) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of April 30, 2008 reflects current assets of $2,864 and no current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

As of April 30, 2008, the Company has 21,050,000 shares of common stock issued and outstanding.

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended April 30, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through April 30, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Notwithstanding, management anticipates the Company, during the next year, will generate losses; and therefore, the Company may be unable to continue operations in the future. In order to move its business plan forward, management anticipates the Company will require additional capital up to approximately $500,000. Management has been seeking a strategic arrangement with third parties to issue debt or equity to satisfy its funding requirements. To date, management has been unsuccessful in obtaining the required funding necessary to move its business plan forward. Management is now seeking a pipe transaction to fund its product development program.

The Company plans to raise capital through a private offering. Management anticipates relying on equity sales of the Company's common shares in order to continue to fund its business operations. Issuances of additional shares will result in dilution to our existing shareholders. There can be no assurance that additional capital will be available to us or other financing to fund our development activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Market Information
------------------

The common stock of the Company was cleared for trading the NASD OTC Bulletin Board on April 11, 2008. The stock's trading symbol is: NOSH. There has been no trading market to date in the Company's common stock, and there are no assurances that any trading market will develop.

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

ITEM 2.  Changes in Securities and Use of Proceeds

The common stock of the Company was cleared for trading the NASD OTC Bulletin Board on April 11, 2008. The stock's trading symbol is: NOSH. There has been no trading market to date in the Company's common stock, and there are no assurances that any trading market will develop.

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

b)  Reports on Form 8-K

None filed during the quarter ended April 30, 2008.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      No Show, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ Doreen E. Zimmerman
                                --------------------------------
                                        Doreen E. Zimmerman
                                        President, Chief Executive
                                        Officer, Chief Financial Officer,
                                        Secretary and Director (Principal
                                        Executive, Financial, and
                                        Accounting Officer)
Dated:  June 6, 2008
        ------------