Form 10-K
period 2008-07-31
No Show, Inc.
filed 2008-10-14
CIK 1411009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number 333-145830

                                   No Show, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    20-3356659
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

              3415 Ocatillo Mesa Way, North Las Vegas, NV  89031
              -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 631-4251

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes[X]  No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at July 31, 2008, computed by reference to the $0.02 Registration Statement per-share price on July 31, 2008, was $121,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of October 14, 2008, there were 21,050,000 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                          Page

ITEM 1.  BUSINESS                                                         5

ITEM 2.  PROPERTIES                                                      17

ITEM 3.  LEGAL PROCEEDINGS                                               17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        18

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         20
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                25
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                         25

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE          28

ITEM 11. EXECUTIVE COMPENSATION                                          32

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                33
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  35
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                          36

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                         37

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o inability to raise additional financing for working capital and product development;

o  inability to develop and design new apparel products;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "No Show", "the Company", "we," "us," and "our" refer to No Show, Inc.


                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at No Show, Inc., 3415 Ocatillo Mesa Way, North Las Vegas, NV 89031.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

No Show, Inc. was incorporated in the State of Nevada on August 23, 2005. We are in the business of designing and marketing women's intimate apparel. Emphasis in the design would include using fabrics and a stitch design which would not show through regular clothing as undergarments. Once management designs these undergarments, clothing contract manufacturers will be identified to replicate these garments. Management plans to market their products through retail women's clothing stores. Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada, and seeking funding to commence our operational plans.

Our Business
------------

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

In an effort to identify a source to supply a fabric which meets this criteria, management has been requesting sample material (known in the industry as a "swatches") and prices from various suppliers in the U.S., China and Mexico. The suppliers contacted have not been responsive, as they recognize that No Show is a start-up company with no operating history. Management is determined to find a supplier that would be willing to work with the Company. The search for suppliers has been made utilizing the internet and the Thomas Register Directory (an industry source book).

Management recognizes that the retail price point must be competitive in order to sell product, it is for this reason that the fabric selection process has taken so long to complete.

With our limited resources, management does not plan on hiring subcontractors or consultants to help design more intimate apparel clothing patterns. Our management will undertake this responsibility.

Marketing Plan
--------------

Since we are based in Las Vegas, Nevada, the initial marketing of our products will be directed towards specialty boutique stores in Las Vegas, Nevada, and stores located in the Las Vegas casinos. Initially, management will undertake the responsibility of knocking-on-doors to promote its intimate apparel line. Management will be responsible for developing sales brochures for our product line.

In order to build distribution for our intimate apparel line, management would consider placing product on consignment with local retailers. In this sense, the local retailers would not need to purchase inventory of a new line, which may or might not sell. Under this arrangement, when a retailer sells our merchandise to the customer, the retailer becomes obligated to pay us from the proceeds of the sale. If the product does not sell, the retailer can return the product to us without incurring the cost of purchasing the merchandise out of their own funds. This method of distribution may be needed to help us build brand awareness. We do not expect that each store would stock more than six items, per size, in inventory. Therefore, if we used the consignment method to obtain initial distribution, we would limit our costs of providing inventory by limiting the number of stores, and the amount of merchandise to be carried by each store.

If this method of distribution becomes successful, and our products are accepted by the consumers, management will hire manufacturing sale representatives who will market the products to larger retailer outlets in other geographic locations in the U.S.


The Industry
------------

The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with changes in the disposable income of consumers. Consumer spending is dependent on a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. As a result, any deterioration in general economic conditions, reductions in the level of consumer spending or increases in interest rates in any of the regions in which we compete could adversely affect the sales of our products.

A return to recessionary or inflationary conditions, whether in the United States or globally, additional terrorist attacks or similar events could have further adverse effects on consumer confidence and spending and, as a result, could have a material adverse effect on the Company's future financial condition and results of operations.


Competition
-----------

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


No Show's Funding Requirements
------------------------------

No Show does not have the required capital or funding to produce any intimate apparel products. Management anticipates No Show will require at least $500,000 to complete to perform the design and marketing of its proposed intimate apparel product. The Company has been seeking funding from a number of sources, but has yet to secure any funding. Management continues to seek different funding sources in order to initiate its business plan.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We currently have no pending or provisional patents or trademark applications.


Research and Development Activities and Costs

We have not incurred any research and development costs for our proposed intimate apparel product(s), as we lack funding to do so.


Compliance With Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies. They do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.


Employees
---------

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical work is being provided by our officer/director on a voluntary basis, without compensation. We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue from our operations.

Item 1A. Risk Factors.

             Risk Factors Relating to Our Financial Condition

1.  If we do not obtain additional financing, our business will fail.

The Company needs additional capital in order to expand its operations. The Company business plan is to design and market women's intimate apparel. These plans will require additional capital. This need for additional funds will be derived somewhat from internal revenues and earnings, however, the vast majority will be received from future stock offerings. These future offerings could significantly dilute the value of any previous investor's investment value.


2. We have yet to attain profitable operations and because we will need additional financing to fund our business activities, our accountants believe there is substantial doubt about the company's ability to continue as a going concern.

The Company has prepared audited financial statements as of July 31, 2008 reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. Accordingly, management believes the Company's continued existence, future expansion, and ultimate profitability is fully dependent upon raising sufficient proceeds from this offering. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company needs to raise additional financing to fully implement its entire business plan.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next six (6) to twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

                    RISK FACTORS RELATING TO OUR COMPANY

3. Our officer has no experience in operating an operational company with a business plan, and has no experience in evaluating the success of future products.

Our executive officer has no experience in operating an operational company with a business plan. Her history includes forming two blank check companies that had no specific business plan other to merger with an operational company. Due to her lack of experience, our executive officer may make wrong decisions and choices regarding selection of products to pursue on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

4. Our products are unproven, and we may not be successful in marketing our products.

The marketing of apparel products is highly competitive, and subject to rapid change. We do not have the resources to compete with larger companies or companies who have design capabilities or distribution channels superior to ours. With the minimal resources we have available, the selection of products to market becomes very limited. Competition by existing and future competitors could result in our inability to secure any innovative products. This competition from other entities with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, No Show cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

5. Because we are a development stage company, we have generated no revenues and lack an operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plan.

The Company has limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.

6. If our business plan is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

7. We face strong and varied competition from many larger companies who produce similar products to us.

In the US area, there are many larger companies who produce similar products which No Show, Inc. plans to produce. The competition includes larger companies, such as, Gap, Inc., Jockey International, Inc., Kellwood Company, the Lane Bryant division of Charming Shoppes, Inc., Sara Lee Corporation, Maidenform Brands, Inc. Triumph International, VF Corporation, the Victoria's Secret division of Limited Brands, Inc., Wacoal Corp. and The Warnaco Group, Inc.. These companies are better funded and more established than No Show, Inc.

8. We may not be able to find suitable employees, who can help us move our business forward.

The Company currently relies heavily upon the services and expertise of Doreen Zimmerman. In order to implement the aggressive business plan of the Company, management recognizes that additional clerical staff will be required. The sole officer is the only personnel at the outset of operations. The sole officer can manage the office functions and bookkeeping services until the Company can generate enough revenues to hire additional staff.

No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.

9. We may not ever pay cash dividends if we are unable to generate profits in the future.

The Company has not paid any cash dividends on the Common Shares to date, and there can be no guarantee that the Company will be able to pay cash dividends on the Common Shares in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no guarantee, will be directly dependent upon earnings of the Company, its financial requirements and other factors that are not determined. (See "CAPITALIZATION")

10. We are subject to various laws and regulations where we plan operate our business.

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission as well as environmental laws and regulations. This means we may be required to make significant expenditures to comply with governmental laws and regulations, including labeling laws and privacy laws, compliance with which may require significant additional expense. Complying with existing or future laws or regulations may materially limit our business and increase our costs.
Failure to comply with such laws may expose us to potential liability and have a material adverse effect on our results of operations.


11. The intimate apparel industry is subject to pricing pressures that may cause us to reduce the future gross margins for our products.

Average prices in the intimate apparel industry have been declining over the past several years, primarily as a result of the growth of the mass merchant channel of distribution, increased competition, consolidation in the retail industry and a promotional retail environment.

To be competitive, we will be required to adjust our prices in response to these industry-wide pricing pressures. Many of our competitors source their product requirements, from lesser-developed countries to achieve lower operating costs. Our competitors may possibly source from regions with lower costs than those of our sourcing partners and those competitors may apply such additional cost savings to further reduce prices.

Moreover, increased customer demands for markdown allowances, incentives and other forms of economic support reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices without being able to correspondingly reduce our costs for finished goods or if our costs for finished goods increase and we cannot increase our prices.

12. We may not be able to keep pace with constantly changing fashion trends, and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

Our success will depend, in part, on management's ability to anticipate and respond effectively to rapidly changing fashion trends and consumer tastes and to translate market trends into appropriate, saleable product offerings. If we are unable successfully to anticipate, identify or react to changing styles or trends and misjudge the market for our products or any new product lines, our sales may be lower and we may be faced with a significant amount of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions, to provide markdown allowances to our customers, or to liquidate excess merchandise, any of which could have a material adverse effect on our net sales and profitability. Our brand image may also suffer if customers believe that we are no longer able to offer innovative products, respond to the latest fashion trends or maintain the quality of our products.

Even if we are able to anticipate and respond effectively to changing fashion trends and consumer preferences, our competitors may quickly duplicate or imitate one or more aspects of our products, promotions, advertising, brand image and business processes, whether or not they are protected under applicable intellectual property law, which may materially reduce our sales and profitability.

13. The loss of one or more of our future suppliers of finished goods or raw materials may interrupt our supplies.

We plan to purchase intimate apparel designed by us from a limited number of third-party manufacturers. We do not have any material or long-term contracts with any of our suppliers. Furthermore, our finished goods suppliers also purchase the fabrics and accessories used in our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver products to our customers, which would have a material adverse effect on our net sales and profitability.

14. Increases in the price of raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, synthetic fabrics and cotton-synthetic blends. The prices for these fabrics are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics, and there can be no assurance that prices for these and other raw materials will not increase in the near future.

These raw materials are subject to price volatility caused by weather, supply conditions, power outages, government regulations, economic climate and other unpredictable factors. Fluctuations in crude oil or petroleum prices may also influence the prices of related items such as chemicals, dyestuffs, man-made fiber and foam. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

15. The worldwide apparel industry is heavily influenced by general economic conditions.

The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with changes in the disposable income of consumers. Consumer spending is dependent on a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. As a result, any deterioration in general economic conditions, reductions in the level of consumer spending or increases in interest rates could adversely affect the future sales of our products.

A return to recessionary or inflationary conditions, whether in the United States or globally, additional terrorist attacks or similar events could have further adverse effects on consumer confidence and spending and, as a result, could have a material adverse effect on our financial condition and results of operations.

16. Our principal stockholder, officer and director owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our officer and our principal stockholder, in the aggregate, beneficially own approximately or have the right to vote approximately 71.2% of our outstanding common stock. As a result, these two stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these two individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

                  RISK FACTORS RELATING TO OUR COMMON SHARES


17. We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

18. Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.
The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

19. Although our stock is listed on the OTC-BB, a trading market has not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no active trading market in our securities and there are no assurance that a market may develop or, if developed, may not be sustained. If no market is ever developed for our common stock, it will be difficult for you to sell any shares in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

20. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

22. No Show may issue shares of preferred stock in the future that may adversely impact shareholder rights as holders of the Company's common stock.

The board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, the board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to its assets upon liquidation, the right to receive dividends before dividends are declared to holders of No Show's common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that No Show does issue such additional shares of preferred stock, the shareholders rights as holders of common stock could be impaired thereby, including, without limitation, dilution of shareholder ownership interests in No Show. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the best interest as holders of common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 3415 Ocatillo Mesa Way, North Las Vegas, NV 89031. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

No Show, Inc. Common Stock, $0.001 par value, is traded on the OTC-
Bulletin Board under the symbol: NOSH. The stock was cleared for trading on the OTC-Bulletin Board on April 11, 2008.

Since the Company has been cleared for trading, through July 31, 2008, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of September 19, 2008, there were approximately 37 holders of record of our Common Stock and 21,050,000 shares issued and outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Unregistered Securities

On August 23, 2005 (inception), we issued 30,000, par value $0.001 common shares of stock for cash to the Company's founder for $3,000 cash. These shares were subsequently cancelled on September 30, 2006.

In May, 2006, the Company issued 50,000 shares of its $0.001 par value common stock to approximately 35 investors for cash of $10,000 (net of offering costs). The Company, was issued a permit to sell securities to the public in the State of Nevada in November, 2005, pursuant to Nevada Revised Statutes Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. The State Permit allowed the Company to engage in general solicitation in the State of Nevada. All of the purchasers were either Nevada residents or Nevada corporations, and one entity is domiciled in both Nevada and Minnesota.
Under Nevada State permit rules, the purchasers were not required to be accredited investors.

In September, 2006, we conducted a private placement without any general solicitation or advertisement. We completed this private placement with six accredited individuals. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering. We filed a Form D with the SEC on our about September 30, 2006. The six investors purchased 6,000,000 common shares, at par value $0.001 for $6,000 cash. Four of the accredited individuals are residents of Nevada, two are domiciled in Florida.

In May, 2007, we conducted a private placement without any general solicitation or advertisement. We completed this private placement with a group of accredited individuals. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering. We filed a Form D with the SEC on our about May 31, 2007. The investors purchased 15,000,000 common shares, at par value $0.001 for $15,000 cash. There has been no other issuance of shares since our inception on August 23, 2005.


Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended July 31, 2008 or 2007.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

No Show, Inc. was incorporated in the State of Nevada on August 23, 2005. We are in the business of designing and marketing women's intimate apparel. Emphasis in the design would include using fabrics and a stitch design which would not show through regular clothing as undergarments. Once management designs these undergarments, clothing contract manufacturers will be identified to replicate these garments. Management plans to market their products through retail women's clothing stores. Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada, and seeking funding to commence our operational plans.

No Show does not have the required capital or funding to produce any intimate apparel products. Management anticipates No Show will require at least $500,000 to complete to perform the design and marketing of its proposed intimate apparel product. The Company has been seeking funding from a number of sources, but has yet to secure any funding. Management continues to seek different funding sources in order to initiate its business plan.


Results of Operations for the year ended July 31, 2008
------------------------------------------------------

We earned no revenues since our inception on August 23, 2005through July 31, 2008. We do not anticipate earning any significant revenues until such time as we can bring to the market intimate apparel product(s). We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any intimate apparel products.

For the period inception through July 31, 2008, we generated no income.
Since our inception on August 23, 2005, we experienced a net loss of $(33,816). Our loss was attributed to organizational expenses and keeping our company fully reporting with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our operating expenses will increase as we enhance our operations.

Revenues
--------

We generated no revenues for the period from August 23, 2005 (inception) through July 31, 2008. We do not anticipate generating any revenues until we can obtain financing to commence our intimate apparel operations.

Going Concern
-------------

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

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

Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
----------------------------------------------

As of July 31, 2008, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of July 31, 2008 reflects assets of $1,934 and $1,750 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $500,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We intend to try and raise capital through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board. There can be no assurance that additional capital will be available to us and there can be no assurance that our shares will be quoted on the Over the Counter Bulletin Board. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.


Future Financings
-----------------

We anticipate the sale of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended July 31, 2008. The Company has no employment agreements in place with its officers.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectibility is reasonably assured.

New Accounting Standards
------------------------

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. We anticipate adopting SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. We anticipate adopting SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but have not yet determined the financial impact, if any, upon adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------

To the Board of Directors
No Show, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of No Show, Inc. (A Development Stage Company) as of July 31, 2008 and July 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2008, July 31, 2007 and since inception on August 23, 2005 through July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of No Show, Inc. (A Development Stage Company) as of July 31, 2008 and July 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2008, July 31, 2007 and since inception on August 23, 2005 through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no current source of revenue and has incurred losses of $33,816 as of July 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    September 16, 2008

             2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                     (702) 253-7499 Fax (702) 253-7501

                                 No Show, Inc.
                        (a development stage company)
                                 Balance Sheets



Balance Sheets

                                                    July 31,     July 31,
                                                     2008          2007
                                                  -----------  -------------
ASSETS

Current Assets:
   Cash                                           $        -   $          -
   Funds held in escrow                                1,934         15,000
                                                  -----------  -------------
     Total current assets                              1,934         15,000
                                                  -----------  -------------
TOTAL ASSETS                                      $    1,934   $     15,000
                                                  ===========  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                    1,750              -
                                                  -----------  -------------
     Total current liabilities                         1,750              -
                                                  -----------  -------------

Stockholder's Equity:
   Common Stock, $0.001 par value, 75,000,000
     shares authorized, 21,050,000, 21,050,000
     shares issued and outstanding as of
     7/31/08 and 7/31/07, respectively                21,050         21,050
   Additional paid-in capital                         12,950         12,950
   Earnings (Deficit) accumulated during
     development stage                               (33,816)       (19,000)
                                                  -----------  -------------
     Total stockholders' equity                          184         15,000
                                                  -----------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    1,934   $     15,000
                                                  ===========  =============

  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                          Statements of Operations


Statements of Operations

                                 For the        For the           From
                                   year           year       August 23, 2005
                                   ended          ended      (Inception) to
                                 July 31,       July 31,        July 31,
                                   2008           2007            2008
                               -------------  -------------  ---------------
Revenue                        $          -   $          -   $            -
                               -------------  -------------  ---------------

Expenses:

General and administrative
 expenses                            14,816         16,130           33,816
                               -------------  -------------  ---------------
   Total expenses                    14,816         16,130           33,816
                               -------------  -------------  ---------------

Net loss before income taxes        (14,816)       (16,130)         (33,816)

Income tax expense                        -              -                -
                               -------------  -------------  ---------------

Net income (loss)              $    (14,816)  $    (16,130)  $      (33,816)
                               =============  =============  ===============

Net (loss) per
 share - basic
 and fully
 diluted                       $      (0.00)  $      (0.00)
                               =============  =============

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                         21,050,000      7,554,110
                               =============  =============

  The accompanying notes are an integral part of these financial statements.

                                 No Show, Inc.
                        (a development stage company)
                      Statements of Stockholders' Equity

Statements of Stockholders' Equity
                                                     Deficit
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital        Stage      Equity
                      ---------- ------- ---------  ----------- -------------
Officer donated capital          $     - $   3,000  $        -  $      3,000

May 2006
 Common stock issued
 for cash pursuant
 to Rule 504
 offering                 50,000      50     9,950           -        10,000

Net (loss) for the
 year ended
 July 31, 2006                  -      -         -      (2,870)       (2,710)
                      ---------- ------- ---------  ----------- -------------

Balance
 July 31, 2006            50,000      50    12,950      (2,870)       10,130

September 2006
 Common stock issued
 for cash pursuant
 to Rule 506
 offering              6,000,000   6,000                               6,000

May 2007
 Common stock issued
 for cash pursuant
 to Rule 506
 offering             15,000,000  15,000                              15,000

Net (loss) for the
 year ended
 July 31, 2007                                         (16,130)      (16,130)
                     ---------- ------- ---------  ----------- --------------

Balance,
 July 31, 2007       21,050,000 $21,050 $  12,950  $  (19,000) $      15,000

Net (loss) for the
 year ended
 July 31, 2008                                        (14,816)       (14,816)
                     ---------- ------- ---------  ----------- --------------

Balance,
 July 31, 2008       21,050,000 $21,050 $  12,950  $  (33,816) $         184
                     ========== ======= =========  =========== ==============

  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                          Statements of Cash Flows

Statements of Cash Flows
                                 For the        For the           From
                                   year           year       August 23, 2005
                                   ended          ended      (Inception) to
                                 July 31,       July 31,        July 31,
                                   2008           2007            2008
                               -------------  -------------  ---------------
Operating activities:
Net income (loss)              $    (14,816)  $    (16,130)  $      (33,816)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
   Increase in accounts payable       1,750              -            1,750
                               -------------  -------------  ---------------
Net cash (used) from operating
 activities                         (13,066)       (16,130)         (32,066)


Financing activities:
Issuances of common stock                 -         21,000           31,000
Officer donated capital                   -              -            3,000
                               -------------  -------------  ---------------
Net cash provided from financing
 activities                               -         21,000           34,000


Net increase (decrease) in
 cash                               (13,066)         4,870            1,934
Cash and
 equivalents-
 beginning                           15,000         10,130                -
                               -------------  -------------  ---------------
Cash and
 equivalents-
 ending                        $      1,934   $     15,000   $        1,934
                               =============  =============  ===============

Supplemental disclosures:
 Interest paid                 $          -   $          -   $            -
                               =============  =============  ===============
 Income taxes paid             $          -   $          -   $            -
                               =============  =============  ===============
 Non-cash transactions         $          -   $          -   $            -
                               =============  =============  ===============

  The accompanying notes are an integral part of these financial statements.

                               NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               July 31, 2008

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

No Show, Inc. ("the Company") was incorporated under the Laws of the state of Nevada on August 23, 2005. The Company has been in the development stage since inception and has had limited operations to date. On November 17, 2006, the Company filed Articles of Merger with BioSecurity Technologies, Inc., a Nevada corporation. Both BioSecurity and No Show, Inc. agreed that this merger should not have taken place, and on January 17, 2007, the Company filed a Certificate of Correction the Nevada Secretary of State to return both companies to their pre-Merger separate corporation status.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has cash assets of $1,934 and liabilities of $1,750 as of July 31, 2008. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception and therefore has no potentially dilutive securities.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------
The Company has selected July 31 as its year-end.

                                NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                July 31, 2008

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES-CONTINUED

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, and has incurred losses of $33,816 to date. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to continue executing the company's business plan in order to supply the needed cash flow.

NOTE 4.   STOCKHOLDERS'EQUITY

Common Stock
------------

On July 31, 2006, the Company issued 50,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

On September 30, 2006, the Company issued 6,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

On July 31, 2007, the Company issued 15,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

There have been no other issuances of common stock.

NOTE 5.   RELATED PARTY TRANSACTIONS

The officer and director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                               NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               July 31, 2008


NOTE 6.    PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%

NOTE 7.  REVENUE AND EXPENSES

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered;
3) our price to our customer is fixed or determinable; and 4) collectibility is reasonably assured. For the period from August 23, 2005 (inception) to July 31, 2008, the Company has not recognized any revenues.



NOTE 8.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no assets or lease obligations.

                                NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                July 31, 2008


NOTE 9   RECENT PRONOUNCEMENTS

Statement No. 150

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

This Statement establishes standards for how a issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity.

Statement No. 151

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4. "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4. previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges...." This Statement requites that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152

Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB States No. 66 and 67.

This Statement amends FASB Statement No. 66, Accounting fttr Sales oj'Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting f.r Real Estate Tine-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting fttr Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

                                NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                July 31, 2008


NOTE 9 - RECENT PRONOUNCEMENTS (CONTINUED)

Statement No. 153

Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the

SFAS NO. 154 Accounting Changes and Correction of Errors,

Supercedes APB No. 20, This statement requires that changes in accounting principles be applied retrospectively for all prior periods shown, including interim periods. The effective date is for fiscal years beginning after December 15, 2005.

SFAS NO. 155 Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140

This statement amends FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

SFAS NO. 156 Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning, of its first fiscal year that begins after September 15, 2006.

                                NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                July 31, 2008


NOTE 9 - RECENT PRONOUNCEMENTS (CONTINUED)

SFAS NO. 157 Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing, a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008.

SFAS NO. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R))

This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS NO. 159 The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FAS B Statement No. 115

This statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

                                NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                July 31, 2008


NOTE 9 - RECENT PRONOUNCEMENTS (CONTINUED)

SFAS No. 160 Non-controlling Interest in Consolidated Financial Statements-an amendment of ARB No.51

This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure.

SFAS No. 161 This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133.

SFAS 162 This statement indentifies the sources of accounting principles and the framework for-selecting the principles to by used in the preparation of financial statements for entities that are presented in conformity with generally accepted accounting principles in the United States, (the GAAP hierarchy).

FIN No. 48

In June 2006, the FASB issued Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting.tor Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007.

                                NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                July 31, 2008


NOTE 9 - RECENT PRONOUNCEMENTS (CONTINUED)

In June 2006. the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43." EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted.

Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. SAB No. 108.

The FAS B has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent's interest in a subsidiary changes.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our chief executive officer (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2009.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

                                    PART III


Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.




Name                  Age     Positions and Offices Held
------------------    ---     --------------------------

Doreen E. Zimmerman   49      President and Director



The business address for our officers/directors is: c/o No Show, Inc., 3415 Ocatillo Mesa Way, North Las Vegas, NV 89031, and our telephone number at this address is (702) 277-7366.

Set forth below is a brief description of the background and business experience of our sole officer and director.

Doreen E. Zimmerman, President and Director
-------------------------------------------

Mrs. Zimmerman has served as the Company's director, president, and secretary since May, 2007, and will serve on the board until the next annual shareholders' meeting of the Company or until a successor is elected. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person. Mrs. Zimmerman expects to spend 2-to-8 hours per month of her time to the activities of the Company without compensation.

Set forth below is the name of the sole director and officer of the Company and her business experience during at least the last five years:

Doreen E. Zimmerman - Work Background

No Show, Inc.
Las Vegas, NV
Sole Officer/Director
2007- Present

Atria at Seville Salon
Las Vegas, NV
Cosmetologist. Facility operates a hair solon providing hairs services to residents
1998 - Present

The Plaza Assisted Living Center
Las Vegas, NV
Manager. Provide hair services to elderly residents of assisted living center and nursing home.
1996 - Present

Desert Lane Care Center
Las Vegas, NV
Manager.  Provide hair services to residents of nursing home facility.
1997 - 2007

Hair Therapists, Inc.
SEC file number:  000-51516
North Las Vegas, NV
President.  A "blank check" company
January 2004 to March 2006

DEZ, Inc.
SEC File Number:  000-52171
North Las Vegas, NV
President.  A "blank check" company
June 2006 to November 5006



Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in his 16(a) reports.

Board of Directors

Our board of directors currently consists of one member, Mrs. Zimmerman. Our directors serve one-year terms.

Audit Committee
---------------

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.


     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.


Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.


Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to NO SHOW. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the NO SHOW shares, unless the transaction is approved by No Show's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of No Show, Inc.

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended July 31, 2008 for our Chief Executive Officer. We did not have any executive officers as of the year end of July 31, 2008 who received any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since August 23, 2005 (inception) of the company through July 31, 2008. No Show has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.



Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  July 31   ($)    ($)    ($)       ($)      ($)
----------------------------------------------------------------------------
Doreen E. Zimmerman  CEO/Dir.  2008    -0-    -0-      -0-     -0-        -0-
                               2007    -0-    -0-      -0-     -0-        -0-


We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year end July 31, 2008.


Outstanding Equity Awards at 2008 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of July 31, 2008.

Option Exercises for Fiscal 2008
--------------------------------

There were no options exercised by our named executive officer in fiscal 2008.

Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending July 31, 2008 or July 31, 2007


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 19, 2008 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 19, 2008 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of No Show's common stock.

The percentages below are calculated based on 21,050,000 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.


                   Name and Address     Amount of Beneficial   Percentage
Title of Class    of Beneficial Owner         Ownership         of Class
----------------  -----------------------  ------------------   -------------
Common Stock       Doreen Zimmerman,           1,000,000            4.7%
                   3415 Ocatillo Mesa Way
                   North Las Vegas, NV 89031

Common Stock       Evagelina Esparza          14,000,000           66.5%
                   Ignacio Zaragoza No. 3
                   Apartado 44
                   Tijuana, BC  Mexico

----------------------------------------------------------------------------
Common Stock       All Executive Officers      1,000,000            4.7%
                   and Directors as a Group (1 person)

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The company's sole officer/director has contributed office space for our use. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses.

Through a Board Resolution, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore & Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

Other than as set forth above, there are no transactions since our inception, or proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

a) Any director or executive officer of the small business issuer;

b) Any majority security holder; and

c) Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in the above.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending July 31, 2008 and July 31, 2007. Aggregate fees billed to us for the years ended July 31, 2008 and 2007 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                               July 31,
                                                         -------------------
                                                            2008      2007
                                                         -------------------
(1) Audit Fees(1)                                          $7,010    $1,300
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal accountant


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending July 31, 2008, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       28
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.
                                        37

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-----------------------------------------------------------------------------
3.1        No Show, Inc. Articles               SB-2            3.1   8-31-07
           of Incorporation
-----------------------------------------------------------------------------
3.2        Bylaws as currently                  SB-2            3.2   8-31-07
           in effect
-----------------------------------------------------------------------------
23.1       Consent Letter from Moore     X
           and Associates Chartered
-----------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-----------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-----------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

No Show, Inc.

By: /s/ Doreen E. Zimmerman
    -----------------------
        Doreen E. Zimmerman
        President

Date:  October 14, 2008
       ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ Doreen E. Zimmerman
    -----------------------
        Doreen E. Zimmerman
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  October 14, 2008
       ----------------