Form 10-Q
period 2008-10-31
No Show, Inc.
filed 2008-12-01
CIK 1411009

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number  0-52961

                                NO SHOW, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

              Nevada                                          20-3356659
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              3415 Ocatillo Mesa Way, North Las Vegas, NV   89031
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 277-7366


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of December 1, 2008, the registrant's outstanding common stock consisted of 21,050,000 shares, $0.001 par value.

                              Table of Contents
                                 No Show, Inc.
                              Index to Form 10-Q
           For the Quarterly Period Ended October 31, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of October 31, 2008 and July 31, 2008                3

   Statements of Income for the three months
     ended October 31, 2008 and 2007                                      4

   Statements of Cash Flows for the three months
    ended October 31, 2008 and 2007                                       5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               18

Item 1A.  Risk Factors                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3 -- Defaults Upon Senior Securities                                19

Item 4 -- Submission of Matters to a Vote of Security Holders            19

Item 5 -- Other Information                                              19

Item 6.  Exhibits                                                        19

Signatures                                                               20


Part I.  Financial Information

Item 1.  Financial Statements

                                 No Show, Inc.
                        (a development stage company)
                                 Balance Sheets


Balance Sheets

                                                  October 31,
                                                     2008        July 31,
                                                  (Unaudited)      2008
                                                  -----------  -------------
ASSETS

Current Assets:
   Cash                                           $        -   $          -
   Funds held in escrow                                    -          1,934
                                                  -----------  -------------
     Total current assets                                  -          1,934
                                                  -----------  -------------
TOTAL ASSETS                                      $        -   $      1,934
                                                  ===========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                    3,800          1,750
                                                  -----------  -------------
     Total current liabilities                         3,800          1,750
                                                  -----------  -------------

Stockholder's Equity:
   Common Stock, $0.001 par value, 75,000,000
     shares authorized, 21,050,000, 21,050,000
     shares issued and outstanding as of
     7/31/08 and 10/31/08, respectively               21,050         21,050
   Additional paid-in capital                         12,950         12,950
   Earnings (Deficit) accumulated during
     development stage                               (37,800)       (33,816)
                                                  -----------  -------------
     Total stockholders' equity                       (3,800)           184
                                                  -----------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        -   $      1,934
                                                  ===========  =============

  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                          Statements of Operations
                                 (Unaudited)


Statements of Operations

                                 For the        For the           From
                                three months  three months  August 23, 2005
                                   ended          ended      (Inception) to
                                October 31,    October 31,     October 31,
                                   2008           2007            2008
                               -------------  -------------  ---------------
Revenue                        $          -   $          -   $            -
                               -------------  -------------  ---------------

Expenses:

General and administrative
 expenses                             3,984              -           37,800
                               -------------  -------------  ---------------
   Total expenses                     3,984              -           37,800
                               -------------  -------------  ---------------

Net loss before income taxes         (3,984)             -          (37,800)

Income tax expense                        -              -                -
                               -------------  -------------  ---------------

Net income (loss)              $     (3,984)  $          -   $      (37,800)
                               =============  =============  ===============

Net (loss) per
 share - basic
 and fully
 diluted                       $      (0.00)  $      (0.00)
                               =============  =============

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                         21,050,000     21,050,000
                               =============  =============

  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                          Statements of Cash Flows
                                 (Unaudited)

Statements of Cash Flows
                                  For the       For the           From
                                three months  three months  August 23, 2005
                                   ended          ended      (Inception) to
                                October 31,    October 31,     October 31,
                                   2008           2007            2008
                               -------------  -------------  ---------------
Cash flows from operating activities:
Net income (loss)              $     (3,984)  $          -   $      (37,800)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
   Increase in accounts payable       3,800              -            5,550
   Decrease in accounts payable      (1,750)             -           (1,750)
                               -------------  -------------  ---------------
Net cash (used) from operating
 activities                          (1,934)             -          (34,000)

Cash flows from financing activities:
Issuances of common stock                 -              -           31,000
Officer donated capital                   -              -            3,000
                               -------------  -------------  ---------------
Net cash provided from financing
 activities                               -              -           34,000

Net increase (decrease) in
 cash                                (1,934)             -                -
Cash and
 equivalents-
 beginning                            1,934         15,000                -
                               -------------  -------------  ---------------
Cash and
 equivalents-
 ending                        $          -   $     15,000   $            -
                               =============  =============  ===============

Supplemental disclosures:
 Interest paid                 $          -   $          -   $            -
                               =============  =============  ===============
 Income taxes paid             $          -   $          -   $            -
                               =============  =============  ===============
 Non-cash transactions         $          -   $          -   $            -
                               =============  =============  ===============

  The accompanying notes are an integral part of these financial statements.

                               No Show, Inc.
                       (A development stage company)
                       Notes to Financial Statements
                             October 31, 2008


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended July 31, 2008 and notes thereto included in the Company's 10-K Annual Report. The
Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at October 31, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(37,800) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               No Show, Inc.
                       (A development stage company)
                       Notes to Financial Statements
                             October 31, 2008


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended July 31, 2007.

Results of Operations
---------------------

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


No Show's Funding Requirements
------------------------------

No Show does not have the required capital or funding to produce any intimate apparel products. Management anticipates No Show will require at least $500,000 to complete to perform the design and marketing of its proposed intimate apparel product. The Company has been seeking funding from a number of sources, but has yet to secure any funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan.

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

Results of Operations for the quarter ended October 31, 2008
------------------------------------------------------------

During the three months ended October 31, 2008, the Company had a net loss of $(3,984) versus a no net loss for the same period last year, when the Company was somewhat inactive. For the three months ending October 31, 2008, the Company experienced general and administrative expenses of $3,984, primarily accounting fees. Since the Company's inception, on August 23, 2005, the Company experienced a net lost $(37,800).


Revenues
--------

During the three month period ended October 31, 2008, the Company generated no revenues and compared to no revenues for the same period last year. Since inception on August 23, 2005, the Company has generated no revenues.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically if it can generate additional revenues from its operations. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(37,800) since its inception on August 23, 2005 through the period ended October 31, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees.
-----------------------------------------------

As of October 31, 2008, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended October 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through October 31, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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


Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

No Show is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, No Show has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

The evaluation examined those disclosure controls and procedures as of October 31, 2008, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2008.

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

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company's financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

(b)  Management's Remediation Initiatives
-----------------------------------------

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

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10K-SB for the fiscal year ended July 31, 2008 and the discussion in
Item 1, above, under "Financial Condition - Liquidity and Capital resources.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2005 (inception), we issued 30,000, par value $0.001 common shares of stock for cash to the Company's founder for $3,000 cash. These shares were subsequently cancelled on September 30, 2006.

In May, 2006, the Company issued 50,000 shares of its $0.001 par value common stock to approximately 35 investors for cash of $10,000 (net of offering costs). The Company, was issued a permit to sell securities to the public in the State of Nevada in November, 2005, pursuant to Nevada Revised Statutes Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. The State Permit allowed the Company to engaged in general solicitation in the State of Nevada. Under Nevada State permit rules, the purchasers were not required to be accredited investors.

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

No other issuances of common stock have been made.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
3.1        No Show, Inc. Articles               SB-2             3.1   8-31-07
           of Incorporation
------------------------------------------------------------------------------
3.2        Bylaws as currently                  SB-2             3.2   8-31-07
           in effect
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    No Show, Inc.
                                ------------------------
                                       Registrant

                                By: /s/ Doreen E. Zimmerman
                                ------------------------------
                                 Name:  Doreen E. Zimmerman
                                 Title: President/CFO/Director

Dated:  December 1, 2008
        ----------------