Form 10-Q
period 2009-01-31
No Show, Inc.
filed 2009-03-13
CIK 1411009

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

                For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of March 13, 2009, the registrant's outstanding common stock consisted of 21,050,000 shares, $0.001 par value.

                              Table of Contents
                                 No Show, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended January 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of January 31, 2009 and July 31, 2008      3

   Condensed Statements of Income for the three months
     ended January 31, 2009 and 2008                                      4

   Condensed Statements of Cash Flows for the three months
    ended January 31, 2009 and 2008                                       5

   Condensed Notes to Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               18

Item 1A.  Risk Factors                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3 -- Defaults Upon Senior Securities                                19

Item 4 -- Submission of Matters to a Vote of Security Holders            19

Item 5 -- Other Information                                              19

Item 6.  Exhibits                                                        19

Signatures                                                               20


Part I.  Financial Information

Item 1.  Financial Statements

                                 No Show, Inc.
                        (a development stage company)
                           Condensed Balance Sheets


Condensed Balance Sheets

                                                  January 31,
                                                     2009        July 31,
                                                  (Unaudited)      2008
                                                  -----------  -------------
ASSETS

Current Assets:
   Cash                                           $        -   $          -
   Funds held in escrow                                    -          1,934
                                                  -----------  -------------
     Total current assets                                  -          1,934
                                                  -----------  -------------
TOTAL ASSETS                                      $        -   $      1,934
                                                  ===========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                      800          1,750
                                                  -----------  -------------
     Total current liabilities                           800          1,750
                                                  -----------  -------------

Stockholder's Equity:
   Common Stock, $0.001 par value, 75,000,000
     shares authorized, 21,050,000, 21,050,000
     shares issued and outstanding as of
     7/31/08 and 10/31/08, respectively               21,050         21,050
   Additional paid-in capital                         16,950         12,950
   Earnings (Deficit) accumulated during
     development stage                               (38,800)       (33,816)
                                                  -----------  -------------
     Total stockholders' equity                         (800)           184
                                                  -----------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        -   $      1,934
                                                  ===========  =============

  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                     Condensed Statements of Operations
                                 (Unaudited)

Condensed Statements of Operations
                  For the three months  For the six months        From
                         ended                ended         August 23, 2005
                      January 31,          January 31,      (Inception) to
                  --------------------  ------------------     January 31,
                    2009       2008       2009      2008          2009
                  ---------  ---------  --------  --------  ----------------
Revenue           $      -   $      -   $     -   $     -   $             -
                  ---------  ---------  --------  --------  ----------------

Expenses:

General and
 administrative
 expenses            1,000          -     4,984         -            38,800
                  ---------  ---------  --------  --------  ----------------
   Total expenses    1,000          -     4,984         -            38,800
                  ---------  ---------  --------  --------  ----------------

Net loss before
 income taxes       (1,000)         -    (4,984)        -           (38,800)

Income tax expense       -          -         -         -                 -
                  ---------  ---------  --------  --------  ----------------

Net income (loss) $ (1,000)  $      -   $(4,984)  $     -   $       (38,800)
                  =========  =========  ========  ========  ================

Net (loss) per
 share - basic
 and fully
 diluted          $  (0.00)  $   0.00   $ (0.00)  $   0.00
                  =========  =========  ========  =========

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted         21,050,000 21,050,000 21,050,000 21,050,000
                 ========== ========== ========== ==========

  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                     Condensed Statements of Cash Flows
                                 (Unaudited)

Condensed Statements of Cash Flows
                                  For the       For the           From
                                six months     six months   August 23, 2005
                                   ended          ended      (Inception) to
                                January 31,    January 31,     January 31,
                                   2009           2008            2009
                               -------------  -------------  ---------------
Cash flows from operating activities:
Net income (loss)              $     (4,984)  $          -   $      (38,800)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
   Increase (Decrease) in
     accounts payable                  (950)             -              800
                               -------------  -------------  ---------------
Net cash (used) from operating
 activities                          (5,934)             -          (38,000)

Cash flows from financing activities:
Issuances of common stock                 -              -           31,000
Officer donated capital               4,000              -            7,000
                               -------------  -------------  ---------------
Net cash provided from financing
 activities                           4,000              -           38,000

Net increase (decrease) in
 cash                                (1,934)             -                -
Cash and
 equivalents-
 beginning                            1,934         15,000                -
                               -------------  -------------  ---------------
Cash and
 equivalents-
 ending                        $          -   $     15,000   $            -
                               =============  =============  ===============

Supplemental disclosures:
 Interest paid                 $          -   $          -   $            -
                               =============  =============  ===============
 Income taxes paid             $          -   $          -   $            -
                               =============  =============  ===============
 Non-cash transactions         $          -   $          -   $            -
                               =============  =============  ===============

  The accompanying notes are an integral part of these financial statements.

                               No Show, Inc.
                       (A development stage company)
                  Condensed Notes to Financial Statements
                             January 31, 2009


Note 1 - Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended July 31, 2008 and notes thereto included in the Company's 10-K Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at January 31, 2009, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(38,800) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               No Show, Inc.
                       (A development stage company)
                  Condensed Notes to Financial Statements
                              January 31, 2009


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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended July 31, 2008 and subsequently through the interim Quarterly report for the period ending January 31, 2009.

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

No Show's Funding Requirements
------------------------------

No Show does not have the required capital or funding to produce any intimate apparel products. Management anticipates No Show will require at least $500,000 to complete to perform the design and marketing of its proposed intimate apparel product. The Company has been seeking funding from a number of sources, but has yet to secure any funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited our sources of financing. We continue to seek financing with no success. If we are unable to obtain capital to finance our plan of operations or identify alternative capital, we may need to curtail, limit or cease our existing operations.

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

Results of Operations for the quarter ended January 31, 2009
------------------------------------------------------------

During the three months ended January 31, 2009, the Company had a net loss of $(1,000) versus a no net loss for the same period last year. During the six months ended January 31, 2009, the Company had a net loss of $(4,984) versus a no net loss for the same period last year, when the Company was somewhat inactive. For the six months ending January 31, 2009, the Company experienced general and administrative expenses of $4,984, primarily accounting and legal fees to keep the Company fully reporting. Since the Company's inception, on August 23, 2005, the Company experienced a net lost $(38,800).


Revenues
--------

During the six month period ended January 31, 2009, the Company generated no revenues and compared to no revenues for the same period last year. Since inception on August 23, 2005, the Company has generated no revenues.

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

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(38,800) since its inception on August 23, 2005 through the period ended January 31, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation at this time.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees.
-----------------------------------------------

As of January 31, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find any new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of our Company's current limited available cash, no officer or director received compensation through the six months ended January 31, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through January 31, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

The evaluation examined those disclosure controls and procedures as of January 31, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2009.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

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

Dated:  March 13, 2009
        --------------