Form 10-Q
period 2009-04-30
No Show, Inc.
filed 2009-06-08
CIK 1411009

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

                For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of June 8, 2009, the registrant's outstanding common stock consisted of 21,050,000 shares, $0.001 par value.

                              Table of Contents
                                 No Show, Inc.
                              Index to Form 10-Q
                For the Quarterly Period Ended April 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of April 30, 2009 and July 31, 2008                  3

   Statements of Income for the three months and nine months
     ended April 30, 2009 and 2008                                        4

   Statements of Cash Flows for the nine months
    ended April 30, 2009 and 2008                                         5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               18

Item 1A.  Risk Factors                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3 -- Defaults Upon Senior Securities                                18

Item 4 -- Submission of Matters to a Vote of Security Holders            18

Item 5 -- Other Information                                              18

Item 6.  Exhibits                                                        19

Signatures                                                               20


Part I.  Financial Information

Item 1.  Financial Statements

                                 No Show, Inc.
                        (a development stage company)
                           Condensed Balance Sheets


                                                   April 30,
                                                     2009        July 31,
                                                  (Unaudited)      2008
                                                  -----------  -------------
ASSETS

Current Assets:
   Cash                                           $        -   $          -
   Funds held in escrow                                    -          1,934
   Prepaid Expense                                     4,500              -
                                                  -----------  -------------
     Total current assets                              4,500          1,934
                                                  -----------  -------------
TOTAL ASSETS                                      $    4,500   $      1,934
                                                  ===========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                        -          1,750
                                                  -----------  -------------
     Total current liabilities                             -          1,750
                                                  -----------  -------------

Stockholder's Equity:
   Common Stock, $0.001 par value, 75,000,000
     shares authorized, 21,050,000, 21,050,000
     shares issued and outstanding as of
     4/30/09 and 7/31/08, respectively                21,050         21,050
   Additional paid-in capital                         23,250         12,950
   Earnings (Deficit) accumulated during
     development stage                               (39,800)       (33,816)
                                                  -----------  -------------
     Total stockholders' equity                        4,500            184
                                                  -----------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    4,500   $      1,934
                                                  ===========  =============

  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                     Condensed Statements of Operations
                                 (Unaudited)


                  For the three months  For the nine months       From
                         ended                ended         August 23, 2005
                       April 30,            April 30,       (Inception) to
                  --------------------  ------------------      April 30,
                    2009       2008       2009      2008          2009
                  ---------  ---------  --------  --------  ----------------
Revenue           $      -   $      -   $     -   $     -   $             -
                  ---------  ---------  --------  --------  ----------------

Expenses:

General and
 administrative
 expenses            1,000          -     5,984         -            39,800
                  ---------  ---------  --------  --------  ----------------
   Total expenses    1,000          -     5,984         -            39,800
                  ---------  ---------  --------  --------  ----------------

Net (loss) before
 income taxes       (1,000)         -    (5,984)        -           (39,800)

Income tax expense       -          -         -         -                 -
                  ---------  ---------  --------  --------  ----------------

Net (loss)        $ (1,000)  $      -   $(5,984)  $     -   $       (39,800)
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

                                No Show, Inc.
                        (a development stage company)
                     Condensed Statements of Cash Flows
                                 (Unaudited)


                                  For the        For the          From
                                nine months    nine months  August 23, 2005
                                   ended          ended      (Inception) to
                                 April 30,      April 30,       April 30,
                                   2009           2008            2009
                               -------------  -------------  ---------------
OPERATING ACTIVITIES:
Net (loss)                     $     (5,984)  $          -   $      (39,800)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
  (Decrease) in
     accounts payable                (1,750)             -                -
  (Increase) in
     prepaid expense                 (4,500)                         (4,500)
                               -------------  -------------  ---------------
Net cash (used) from operating
 activities                         (12,234)             -          (44,300)

FINANCING ACTIVITIES:
Issuances of common stock                 -              -           31,000
Contributed capital                  10,300              -           13,300
                               -------------  -------------  ---------------
Net cash provided from financing
 activities                          10,300              -           44,300

Net increase (decrease) in
 cash                                (1,934)             -                -
Cash and
 equivalents-
 beginning                            1,934         15,000                -
                               -------------  -------------  ---------------
Cash and
 equivalents-
 ending                        $          -   $     15,000   $            -
                               =============  =============  ===============

SUPPLEMENTAL DISCLOSURES:
 Interest paid                 $          -   $          -   $            -
                               =============  =============  ===============
 Income taxes paid             $          -   $          -   $            -
                               =============  =============  ===============
 Non-cash transactions         $          -   $          -   $            -
                               =============  =============  ===============

  The accompanying notes are an integral part of these financial statements.

                               No Show, Inc.
                       (A development stage company)
                  Condensed Notes to Financial Statements
                               April 30, 2009


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


Note 2 - Going concern

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at April 30, 2009, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(39,800) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               No Show, Inc.
                       (A development stage company)
                  Condensed Notes to Financial Statements
                               April 30, 2009


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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended July 31, 2008 and subsequently through the interim Quarterly report for the period ending April 30, 2009.

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

Results of Operations for the quarter ended April 30, 2009
----------------------------------------------------------

During the three months ended April 30, 2009, the Company had a net loss of $(1,000) versus a no net loss for the same period last year. During the nine months ended April 30, 2009, the Company had a net loss of $(5,984) versus a no net loss for the same period last year, when the Company was somewhat inactive. For the nine months ending April 30, 2009, the Company experienced general and administrative expenses of $5,984, primarily accounting and legal fees to keep the Company fully reporting. Since the Company's inception, on August 23, 2005, the Company experienced a net lost $(39,800).


Revenues
--------

During the nine month period ended April 30, 2009, the Company generated no revenues and compared to no revenues for the same period last year. Since inception on August 23, 2005, the Company has generated no revenues.

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

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(38,800) since its inception on August 23, 2005 through the period ended April 30, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

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


Significant changes in the number of employees.
-----------------------------------------------

As of April 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended January 31, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through April 30, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

The evaluation examined those disclosure controls and procedures as of April 30, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2009.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10K for the fiscal year ended July 31, 2008 and the discussion in
Item 1, above, under "Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Dated:  June 8, 2009
        ------------