Form 10-K
period 2009-07-31
No Show, Inc.
filed 2009-10-28
CIK 1411009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2009

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

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at July 31, 2009, computed by reference to the last trade on the OTC-BB on October 9, 2008, was $1,512,500.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of October 27, 2009, there were 21,050,000 shares of the issuers Common Stock outstanding.

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

Item 1A. Risk Factors.

             Risk Factors Relating to Our Financial Condition
             ------------------------------------------------

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

The Company fully anticipates that the proceeds from the sale of all of the Common Shares being sold in this offering will be sufficient to provide for the Company's capital need for the next twelve months. If less than all of the Common Shares are sold or if the capital needs are greater than expected, the Company will be required to seek other sources of financing.
No guarantees can be given that the Company will sell any of the Common Shares offered or that other financing will be available, if required, or if available, will be on terms and conditions satisfactory to management. The above outlined capital problems which could significantly affect the value of any Common Shares that are sold to the public and could result in the loss of an investor's entire investment

2. We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about the company's ability to continue as a going concern.

The Company has prepared audited financial statements as of July 31, 2009 reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. Accordingly, management believes the Company's continued existence, future expansion, and ultimate profitability is fully dependent upon raising sufficient proceeds from this offering. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company needs to raise additional financing to fully implement its entire business plan.

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

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

No Show, Inc. Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: NOSH. The stock was cleared for trading on the OTC-Bulletin Board on April 11, 2008.

Since the Company has been cleared for trading, through July 31, 2009, there have been limited trades of the Company's stock. The last trade was for $0.25 on October 9, 2008. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of October 27, 2009, there were approximately 37 holders of record of our Common Stock and 21,050,000 shares issued and outstanding.

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


Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended July 31, 2009 or 2008.


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


Results of Operations for the year ended July 31, 2009
------------------------------------------------------

We earned no revenues since our inception on August 23, 2005 through July 31, 2009. We do not anticipate earning any significant revenues until such time as we can bring to the market intimate apparel product(s). We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any intimate apparel products.

For the year ending July 31, 2009, we experienced a net loss of $(17,009) versus a net loss of $(14,816) for the same period last year. The bulk of these fees represented audit and legal fees to keep the Company fully reporting. Since our inception on August 23, 2005, we experienced a net loss of $(50,825). We anticipate our operating expenses will increase as we enhance our operations.

Revenues
--------

We generated no revenues for the period from August 23, 2005 (inception) through July 31, 2009. We do not anticipate generating any revenues until we can obtain financing to commence our intimate apparel operations.

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


Significant changes in the number of employees
----------------------------------------------

As of July 31, 2009, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of July 31, 2009 reflects assets of $0 cash and $25 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $500,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We have been trying without success to raise capital. There can be no assurance that additional capital will be available to us and there can be no assurance that our shares will be quoted on the Over the Counter Bulletin Board. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended July 31, 2009. The Company has no employment agreements in place with its officers.

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

New Accounting Standards
------------------------

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2708, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB
No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                                 No Show, Inc.
                              Financial Statements

                                July 31, 2009
                                July 31, 2008


                              Financial Statement
                              -------------------

                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4-5
Statements of Cash Flows                                           F-6
Notes to Financials                                                F-7-15


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------


To the Board of Directors
No Show Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of No Show Inc. (A Development Stage Company) as of July 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 31, 2009 and 2008 and since inception on August 23, 2005 through July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of No Show Inc. (A Development Stage Company) as of July 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 31, 2009 and 2008 and since inception on August 23, 2005 through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $50,825, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    October 22, 2009


            50 South Jones Blvd., Suite 202 Las Vegas, NV 89107
                      888-727-8251 Fax 888-727-2351

                                 No Show, Inc.
                        (a development stage company)
                                 Balance Sheets


                                                   July 31,      July 31,
                                                     2009          2008
                                                  -----------  -------------
ASSETS

Current Assets:
   Cash                                           $        -   $          -
   Funds held in escrow                                    -          1,934
   Prepaid Expense                                     3,500              -
                                                  -----------  -------------
     Total current assets                              3,500          1,934
                                                  -----------  -------------
TOTAL ASSETS                                      $    3,500   $      1,934
                                                  ===========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                       25          1,750
                                                  -----------  -------------
     Total current liabilities                            25          1,750
                                                  -----------  -------------

Stockholder's Equity:
   Common Stock, $0.001 par value, 75,000,000
     shares authorized, 21,050,000, 21,050,000
     shares issued and outstanding as of
     7/31/09 and 7/31/08, respectively                21,050         21,050
   Additional paid-in capital                         33,250         12,950
   Earnings (Deficit) accumulated during
     development stage                               (50,825)       (33,816)
                                                  -----------  -------------
     Total stockholders' equity                        3,475            184
                                                  -----------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    3,500   $      1,934
                                                  ===========  =============

  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                          Statements of Operations


                                                                   From
                                   For the        For the     August 23, 2005
                                  year ended     year ended   (Inception) to
                                   July 31,       July 31,       July 31,
                                     2009           2008           2009
                                 -------------  -------------  -------------
REVENUE                          $          -   $          -   $          -
                                 -------------  -------------  -------------

EXPENSES:
  General and administrative
    expenses                           17,009         14,816         50,825
                                 -------------  -------------  -------------
     Total expenses                    17,009         14,816         50,825
                                 -------------  -------------  -------------

  Net (loss) before income tax
  expense                             (17,009)       (14,816)       (50,825)

  Income tax expense                        -              -              -
                                 -------------  -------------  -------------

NET (LOSS)                       $    (17,009)  $    (14,816)  $    (50,825)
                                 =============  =============  =============

NET (LOSS) PER SHARE - BASIC
 AND FULLY DILUTED               $      (0.00)  $      (0.00)
                                 =============  =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND FULLY DILUTED           21,050,000     21,050,000
                                 =============  =============

  The accompanying notes are an integral part of these financial statements.

                                 No Show, Inc.
                        (a development stage company)
                      Statements of Stockholders' Equity

                                                     (Deficit)
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital       Stage       Equity
                      ---------- ------- ---------  ----------- -------------
Contributed capital              $     - $   3,000  $        -  $      3,000

May 2006
 Common stock issued
 for cash @ $0.20 per
 share pursuant
 to Rule 504
 offering                 50,000      50     9,950           -        10,000

Net (loss) for the
 year ended
 July 31, 2006                  -      -         -      (2,870)       (2,710)
                      ---------- ------- ---------  ----------- -------------

Balance
 July 31, 2006            50,000      50    12,950      (2,870)       10,130

September 2006
 Common stock issued
 for cash @ $0.001
 per share
 pursuant to
 Rule 506
 offering              6,000,000   6,000                               6,000

May 2007
 Common stock issued
 for cash @ $0.001
 per share
 pursuant to
 Rule 506
 offering             15,000,000  15,000                              15,000

Net (loss) for the
 year ended
 July 31, 2007                                         (16,130)      (16,130)
                     ---------- ------- ---------  ----------- --------------

Balance,
 July 31, 2007       21,050,000  21,050    12,950     (19,000)        15,000


                                 No Show, Inc.
                        (a development stage company)
                Statements of Stockholders' Equity - Continued


                                                     (Deficit)
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital       Stage       Equity
                      ---------- ------- ---------  ----------- -------------
Balance,
 July 31, 2007       21,050,000 $21,050 $  12,950  $  (19,000) $      15,000
                     ---------- ------- ---------  ----------- --------------
Net (loss) for the
 year ended
 July 31, 2008                                        (14,816)       (14,816)
                     ---------- ------- ---------  ----------- --------------

Balance,
 July 31, 2008       21,050,000  21,050    12,950     (33,816)           184
                     ---------- ------- ---------  ----------- --------------

December 2008
 Contributed capital                        4,000                      4,000

February 2009
 Contributed capital                        6,300                      6,300

July 2009
Contributed capital                        10,000                     10,000

Net (loss) for the
 year ended
 July 31, 2009                                        (17,009)       (17,009)
                     ---------- ------- ---------  ----------- --------------

Balance,
 July 31, 2009       21,050,000 $21,050 $  33,250  $  (50,825) $       3,475
                     ========== ======= =========  =========== ==============


  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                          Statements of Cash Flows

                                                                   From
                                   For the        For the     August 23, 2005
                                  year ended     year ended   (Inception) to
                                   July 31,       July 31,       July 31,
                                     2009           2008           2009
                                 -------------  -------------  -------------
OPERATING ACTIVITIES:
Net (loss)                       $    (17,009)  $    (14,816)  $    (50,825)
Adjustments to reconcile net
  loss to net cash provided
  (used) by operating
  activities:
    Increase (decrease) in
      accounts payable                 (1,725)         1,750             25
    (Increase) in prepaid
      expense                          (3,500)             -         (3,500)
                                 -------------  -------------  -------------
Net cash (used) by operating
  activities                          (22,234)       (13,066)       (54,300)
                                 -------------  -------------  -------------

FINANCING ACTIVITIES:
  Issuances of common stock                 -              -         31,000
  Contributed capital                  20,300              -         23,300
                                 -------------  -------------  -------------
Net cash provided by financing
  activities                           20,300              -         54,300
                                 -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH        (1,934)       (13,066)             -
CASH AND EQUIVALENTS - BEGINNING        1,934         15,000              -
                                 -------------  -------------  -------------
CASH AND EQUIVALENTS - ENDING    $          -   $      1,934   $          -
                                 =============  =============  =============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                 $          -   $          -   $          -
                                 =============  =============  =============
   Income taxes paid             $          -   $          -   $          -
                                 =============  =============  =============
   Non-cash transactions         $          -   $          -   $          -
                                 =============  =============  =============

  The accompanying notes are an integral part of these financial statements.

                               NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               July 31, 2009

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has assets of $3,500 as a prepaid expense and liabilities of $25 as of July 31, 2009. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity, but these potential common stock equivalents were determined to be antidilutive.

Calculation of net income (loss) per share is as follows:

                                              For the year ended July 31,
                                              ---------------------------
                                                   2009          2008
                                              -------------  ------------
Net (loss) (numerator)                        $    (17,009)  $   (14,816)

Weighted average common
  shares outstanding (denominator)              21,050,000    21,050,000
                                              -------------  ------------

Basic (loss) per share                        $      (0.00)  $     (0.00)
                                              =============  ============

The Company has not issued any options or warrants or similar securities since inception and therefore has no potentially dilutive securities.

                               NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               July 31, 2009


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - CONTINUED

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


NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, and has incurred losses of $(50,825) to date. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to continue executing the company's business plan in order to supply the needed cash flow.

                               NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               July 31, 2009

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

NOTE 6.  CONTRIBUTED CAPITAL

During the fiscal year ending July 31, 2009, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10-K filing, which the law firm valued at $10,000.

The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his licensed revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor. The Company's corporate counsel believes this action will help build goodwill for its law firm.

NOTE 7.    PROVISION FOR INCOME TAXES

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

                                NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                July 31, 2009


NOTE 7.    PROVISION FOR INCOME TAXES (CONTINUED)

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


NOTE 8.  REVENUE AND EXPENSES

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and
4) collectability is reasonably assured. For the period from August 23, 2005 (inception) to July 31, 2009, the Company has not recognized any revenues.


NOTE 9.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no assets or lease obligations.


NOTE 10.   RECENT PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

                                NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                July 31, 2009


NOTE 10.   RECENT PRONOUNCEMENTS - CONTINUED

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2708, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

                                NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                July 31, 2009


NOTE 10.   RECENT PRONOUNCEMENTS - CONTINUED

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

                                NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                July 31, 2009


NOTE 10.   RECENT PRONOUNCEMENTS - CONTINUED

The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning

                                NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                July 31, 2009


NOTE 10.   RECENT PRONOUNCEMENTS - CONTINUED

March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

                                NO SHOW, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                July 31, 2009


NOTE 11.  CONCENTRATIONS OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

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

As of July 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2009.

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

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this report.


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

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2010.

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




Name                  Age     Positions and Offices Held
------------------    ---     --------------------------

Doreen E. Zimmerman   50      President and Director



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

Set forth below is the name of the sole director and officer of the Company and her business experience during at least the last five years:

Doreen E. Zimmerman - Work Background

No Show, Inc.
Las Vegas, NV
Sole Officer/Director
2007- Present

Atria Seville Salon
Las Vegas, NV
Cosmetologist. Facility operates a hair solon providing hairs services to residents
1998 - Present

The Plaza Assisted Living Center
Las Vegas, NV
Manager. Provide hair services to elderly residents of assisted living center and nursing home.
1996 - Present

Desert Lane Care Center
Las Vegas, NV
Manager.  Provide hair services to residents of nursing home facility.
1997 - 2009

Hair Therapists, Inc.
SEC file number:  000-51516
North Las Vegas, NV
President.  A "blank check" company
January 2004 to March 2006

DEZ, Inc.
SEC File Number:  000-52171
North Las Vegas, NV
President.  A "blank check" company
June 2006 to November 5006


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in their 16(a) reports.

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

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended July 31, 2009 for our Chief Executive Officer. We did not have any executive officers as of the year end of July 31, 2009 who received any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since August 23, 2005 (inception) of the company through July 31, 2009. No Show has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.





Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  July 31   ($)    ($)    ($)       ($)      ($)
----------------------------------------------------------------------------

Doreen E. Zimmerman  CEO/Dir.  2009    -0-    -0-      -0-     -0-        -0-
                               2008    -0-    -0-      -0-     -0-        -0-
                               2007    -0-    -0-      -0-     -0-        -0-


We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year end July 31, 2009.


Outstanding Equity Awards at 2009 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of July 31, 2009.

Option Exercises for Fiscal 2009
--------------------------------

There were no options exercised by our named executive officer in fiscal year ending July 31, 2009.

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

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending July 31, 2009 or July 31, 2008.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on October 27, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after October 27, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of No Show's common stock.

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

Through a Board Resolution, the Company hired the professional services of Seale and Beers, CPAs, Certified Public Accountants, to perform audited financials for the Company. Seale and Beers, CPAs own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

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

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal years ending July 31, 2009. Aggregate fees billed to us for the years ended July 31, 2009 and 2008 by Seale and Beers, CPAs and the Company's former accountant were as follows:


                                                         For the Years Ended
                                                               July 31,
                                                         -------------------
                                                            2009      2008
                                                         -------------------
(1) Audit Fees(1)                                          $6,000    $3,560
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal accountant


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange
     Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending July 31, 2009, all fees paid to Seale and Beers, CPAs and our former auditor were unanimously pre-approved in accordance with this policy.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       25
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4-5
Statements of Cash Flows                                              F-6

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
3.1        No Show, Inc. Articles               SB-2             3.1   8-31-07
           of Incorporation
------------------------------------------------------------------------------
3.2        Bylaws as currently                  SB-2             3.2   8-31-07
           in effect
------------------------------------------------------------------------------
23.1       Consent Letter from Seale     X
           and Beers, CPAs
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

No Show, Inc.

By: /s/ Doreen E. Zimmerman
    -----------------------
        Doreen E. Zimmerman
        President

Date:  October 27, 2009
       ----------------

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


Date:  October 27, 2009
       ----------------