Form 10-Q
period 2009-10-31
No Show, Inc.
filed 2009-12-03
CIK 1411009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2009

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

As of December 2, 2009, the registrant's outstanding common stock consisted of 21,050,000 shares, $0.001 par value.

                              Table of Contents
                                 No Show, Inc.
                              Index to Form 10-Q
                For the Quarterly Period Ended October 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of October 31, 2009 and July 31, 2009      3

   Condensed Statements of Operations for the three months
     ended October 31, 2009 and 2008                                      4

   Condensed Statements of Cash Flows for the three months
     ended October 31, 2009 and 2008                                      5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      16

Item 4.  Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               19

Item 1A.  Risk Factors                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3 -- Defaults Upon Senior Securities                                19

Item 4 -- Submission of Matters to a Vote of Security Holders            19

Item 5 -- Other Information                                              19

Item 6.  Exhibits                                                        20

Signatures                                                               21


Part I.  Financial Information

Item 1.  Financial Statements

                                 No Show, Inc.
                        (a development stage company)
                          Condensed Balance Sheets

                                                  October 31,
                                                     2009        July 31,
                                                  (Unaudited)      2009
                                                  -----------  -------------
ASSETS
  Current Assets:
    Cash                                          $        -   $          -
    Funds held in escrow                                   -              -
    Prepaid Expense                                      500          3,500
                                                  -----------  -------------
  Total current assets                                   500          3,500
                                                  -----------  -------------
TOTAL ASSETS                                      $      500   $      3,500
                                                  ===========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                              $       25   $         25
                                                  -----------  -------------
  Total current liabilities                               25             25
                                                  -----------  -------------

  Stockholder's Equity
    Common Stock, $0.001 par value, 75,000,000
      shares authorized, 21,050,000, 21,050,000
      shares issued and outstanding as of
      10/31/09 and 7/31/09, respectively              21,050         21,050
    Additional paid-in capital                        33,250         33,250
    Deficit accumulated during
      development stage                              (53,825)       (50,825)
                                                  -----------  -------------
  Total stockholders' equity                             475          3,475
                                                  -----------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      500   $      3,500
                                                  ===========  =============

  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                      Condensed Statements of Operations
                                 (Unaudited)

                                                                  From
                                For the three months ended   August 23, 2005
                                        October 31,          (Inception) to
                               ----------------------------    October 31,
                                   2009           2008            2009
                               -------------  -------------  ---------------
REVENUE                        $          -   $          -   $            -
                               -------------  -------------  ---------------

EXPENSES:
  General and administrative
    expenses                          3,000          3,984           53,825
                               -------------  -------------  ---------------
Total expenses                        3,000          3,984           53,825
                               -------------  -------------  ---------------

Net loss before income taxes         (3,000)        (3,984)         (53,825)

Income tax expense                        -              -                -
                               -------------  -------------  ---------------

NET (LOSS)                     $     (3,000)  $     (3,984)  $      (53,825)
                               =============  =============  ===============

NET (LOSS) PER SHARE-
 BASIC AND FULLY DILUTED       $      (0.00)  $      (0.00)
                               =============  =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING-
 BASIC AND FULLY DILUTED         21,050,000     21,050,000
                               =============  =============

  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                     Condensed Statements of Cash Flows
                                 (Unaudited)

                                                                  From
                                For the three months ended   August 23, 2005
                                        October 31,          (Inception) to
                               ----------------------------    October 31,
                                   2009           2008            2009
                               -------------  -------------  ---------------
OPERATING ACTIVITIES
  Net (loss)                   $     (3,000)  $     (3,984)  $      (53,825)
  Adjustments to reconcile
   net loss to net cash
   provided (used) by
   operating activities:
     Increase (decrease)
       in accounts payable                -          2,050               25
     (Increase) decrease in
       prepaid expense                3,000              -             (500)
                               -------------  -------------  ---------------
Net cash (used) from
 operating activities                     -         (1,934)         (54,300)

FINANCING ACTIVITIES
  Issuances of common stock               -              -           31,000
  Officer donated capital                 -              -           23,300
                               -------------  -------------  ---------------
Net cash provided from
 financing activities                     -              -           54,300

NET CHANGE IN CASH                        -         (1,934)               -

CASH AND EQUIVALENTS,
  BEGINNING OF PERIOD                     -          1,934                -
                               -------------  -------------  ---------------
CASH AND EQUIVALENTS,
  END OF PERIOD                $          -   $          -   $            -
                               =============  =============  ===============

SUPPLEMENTAL DISCLOSURES:
 Interest paid                 $          -   $          -   $            -
                               =============  =============  ===============
 Income taxes paid             $          -   $          -   $            -
                               =============  =============  ===============
 Non-cash transactions         $          -   $          -   $            -
                               =============  =============  ===============

  The accompanying notes are an integral part of these financial statements.

                               No Show, Inc.
                       (A development stage company)
                 Notes to the Condensed Financial Statements
                     October 31, 2009 and July 31, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2009 audited financial statements. The results of operations for the period ended October 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2009, the Company has not recognized any revenues and has accumulated operating losses of approximately $(53,825) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               No Show, Inc.
                       (A development stage company)
                 Notes to the Condensed Financial Statements
                     October 31, 2009 and July 31, 2009


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Recent Accounting Pronouncements
--------------------------------

In June 2009, the FASB issued ASC 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105-10 to have an impact on the Company's results of operations, financial condition or cash flows.


NOTE 4 - CONCENTRATION OF CREDIT RISK

Cash Balances
-------------

The Company maintains its cash in various financial institutions in the United States. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.

                               No Show, Inc.
                       (A development stage company)
                 Notes to the Condensed Financial Statements
                     October 31, 2009 and July 31, 2009


NOTE 5 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through December 2, 2009, the date which the financial statements were available to be issued.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended July 31, 2009 and subsequently through the interim Quarterly report for the period ending October 31, 2009.

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

In order to build distribution for our intimate apparel line, management would consider placing product on consignment with local retailers. In this sense, the local retailers would not need to purchase inventory of a new line, which may or may not sell. Under this arrangement, when a retailer sells our merchandise to the customer, the retailer becomes obligated to pay us from the proceeds of the sale. If the product does not sell, the retailer can return the product to us without incurring the cost of purchasing the merchandise out of their own funds. This method of distribution may be needed to help us build brand awareness. We do not expect that each store would stock more than six items, per size, in inventory. Therefore, if we used the consignment method to obtain initial distribution, we would limit our costs of providing inventory by limiting the number of stores, and the amount of merchandise to be carried by each store.

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

Results of Operations for the quarter ended October 31, 2009
------------------------------------------------------------

During the three months ended October 31, 2009, the Company had a net loss of $(3,000) versus a net loss of $(3,984) for the same period last year. For the three months ending October 31, 2009, the Company experienced general and administrative expenses of $3,000, primarily accounting fees to keep the Company fully reporting. Since the Company's inception on August 23, 2005, the Company experienced a net loss of $(53,825).


Revenues
--------

During the three month period ended October 31, 2009, the Company generated no revenues, compared to no revenues for the same period last year. Since inception on August 23, 2005, the Company has generated no revenues.

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

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(53,825) since its inception on August 23, 2005 through the period ended October 31, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

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


Significant changes in the number of employees.
-----------------------------------------------

As of October 31, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended January 31, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through October 31, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

New Accounting Standards
------------------------

In June 2009, the FASB issued ASC 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105-10 to have an impact on the Company's results of operations, financial condition or cash flows.


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

The evaluation examined those disclosure controls and procedures as of October 31, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2009.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10K for the fiscal year ended July 31, 2009 and the discussion in
Item 1, above, under "Liquidity and Capital Resources."


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

Dated:  December 2, 2009
        ----------------