Form 10-Q
period 2010-01-31
No Show, Inc.
filed 2010-03-17
CIK 1411009

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

               For the quarterly period ended January 31, 2010

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

              55 Avenue Road, Suite 2930, Toronto, Ontario M5R 3L2 Canada
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (416) 928-2096


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

As of March 15, 2010, the registrant's outstanding common stock consisted of 24,050,000 shares, $0.001 par value.

                              Table of Contents
                                 No Show, Inc.
                              Index to Form 10-Q
                For the Quarterly Period Ended January 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of January 31, 2010 and July 31, 2009      3

   Condensed Statements of Operations for the six months
     ended January 31, 2010 and 2009                                      4

   Condensed Statements of Cash Flows for the six months
     ended January 31, 2010 and 2008                                      5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      23

Item 4.  Controls and Procedures                                         23

Part II  Other Information

Item 1.  Legal Proceedings                                               25

Item 1A.  Risk Factors                                                   25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     25

Item 3 -- Defaults Upon Senior Securities                                25

Item 4 -- Submission of Matters to a Vote of Security Holders            25

Item 5 -- Other Information                                              25

Item 6.  Exhibits                                                        26

Signatures                                                               27


Part I.  Financial Information

Item 1.  Financial Statements

                                 No Show, Inc.
                        (a development stage company)
                          Condensed Balance Sheets

                                                  January 31,
                                                     2010        July 31,
                                                  (Unaudited)      2009
                                                  -----------  -------------
                                     ASSETS
  Current Assets:
    Cash                                          $   36,450   $          -
    Prepaid Expense                                        -          3,500
                                                  -----------  -------------
  Total current assets                                36,450          3,500
                                                  -----------  -------------
TOTAL ASSETS                                      $   36,450   $      3,500
                                                  ===========  =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                              $    2,110   $         25
                                                  -----------  -------------
  Total current liabilities                            2,110             25
                                                  -----------  -------------

  Stockholder's Equity
    Common Stock, $0.001 par value, 75,000,000
      shares authorized, 24,050,000, 21,050,000
      shares issued and outstanding as of
      1/31/10 and 7/31/09, respectively               24,050         21,050
    Additional paid-in capital                        70,250         33,250
    Deficit accumulated during
      development stage                              (59,960)       (50,825)
                                                  -----------  -------------
  Total stockholders' equity                          34,340          3,475
                                                  -----------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   36,450   $      3,500
                                                  ===========  =============


  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                      Condensed Statements of Operations
                                 (Unaudited)

                                                                 August 23,
                          For the three          For the six        2005
                           months ended          months ended    (Inception)
                           January 31,           January 31,         to
                      --------------------- --------------------- January 31,
                         2010       2009       2010      2009       2010
                      ---------- ---------- ---------- ---------- -----------
REVENUE               $       -  $       -  $       -  $       -  $        -
                      ---------- ---------- ---------- ---------- -----------

EXPENSES:
  General and
    administrative
    expenses              6,135      1,000      9,135      4,984      59,960
                      ---------- ---------- ---------- ---------- -----------
Total expenses            6,135      1,000      9,135      4,984      59,960
                      ---------- ---------- ---------- ---------- -----------

Net loss before
  income taxes           (6,135)    (1,000)    (9,135)    (4,984)    (59,960)

Income tax expense            -          -          -          -           -
                      ---------- ---------- ---------- ---------- -----------

NET (LOSS)            $  (6,135) $  (1,000) $  (9,135) $  (4,984) $  (59,960)
                      ========== ========== ========== ========== ===========

NET (LOSS) PER SHARE-
 BASIC AND FULLY
 DILUTED              $   (0.00) $   (0.00) $   (0.00) $   (0.00)
                      ========== ========== ========== ==========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING-
 BASIC AND FULLY
 DILUTED              22,044,565 21,050,000 22,044,565 21,050,000
                      ========== ========== ========== ==========

  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                     Condensed Statements of Cash Flows
                                 (Unaudited)

                                 For the six months ended    August 23, 2005
                                        January 31,          (Inception) to
                               ----------------------------    January 31,
                                   2010           2009            2010
                               -------------  -------------  ---------------
OPERATING ACTIVITIES
  Net (loss)                   $     (9,135)  $     (4,984)  $      (59,960)
  Adjustments to reconcile
   net loss to net cash
   provided (used) by
   operating activities:
     Increase (decrease)
       in accounts payable            2,085           (950)           2,110
     (Increase) decrease in
       prepaid expense                3,500              -                -
                               -------------  -------------  ---------------
Net cash (used) from
 operating activities                (3,550)        (5,934)         (57,850)

FINANCING ACTIVITIES
  Issuances of common stock          70,000              -          101,000
  Cancellation of common stock      (30,000)             -          (30,000)
  Officer donated capital                 -          4,000           23,300
                               -------------  -------------  ---------------
Net cash provided from
 financing activities                40,000          4,000           94,300
                               -------------  -------------  ---------------

NET CHANGE IN CASH                   36,450         (1,934)          36,450

CASH AND EQUIVALENTS,
  BEGINNING OF PERIOD                     -          1,934                -
                               -------------  -------------  ---------------
CASH AND EQUIVALENTS,
  END OF PERIOD                $     36,450   $          -   $       36,450
                               =============  =============  ===============

SUPPLEMENTAL DISCLOSURES:
 Interest paid                 $          -   $          -   $            -
 Income taxes paid             $          -   $          -   $            -
 Non-cash transactions         $          -   $          -   $            -

  The accompanying notes are an integral part of these financial statements.

                               No Show, Inc.
                       (A development stage company)
                 Notes to the Condensed Financial Statements
                     January 31, 2010 and July 31, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2009 audited financial statements. The results of operations for the periods ended January 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $(59,960) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               No Show, Inc.
                       (A development stage company)
                 Notes to the Condensed Financial Statements
                     January 31, 2010 and July 31, 2009

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

Recent Accounting Pronouncements
--------------------------------

Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

                               No Show, Inc.
                       (A development stage company)
                 Notes to the Condensed Financial Statements
                     January 31, 2010 and July 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of
Convertible Debt Issuance or Other Financing.  This Accounting
Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

                               No Show, Inc.
                       (A development stage company)
                 Notes to the Condensed Financial Statements
                     January 31, 2010 and July 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,
2009.   Share-lending arrangements that have been terminated as a
result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

                               No Show, Inc.
                       (A development stage company)
                 Notes to the Condensed Financial Statements
                     January 31, 2010 and July 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), "Amendments
to FASB Interpretation No. 46(R) ("SFAS 167").   SFAS 167 amends the
consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

                               No Show, Inc.
                       (A development stage company)
                 Notes to the Condensed Financial Statements
                     January 31, 2010 and July 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

                               No Show, Inc.
                       (A development stage company)
                 Notes to the Condensed Financial Statements
                     January 31, 2010 and July 31, 2009

NOTE 4.   STOCKHOLDERS'EQUITY

Common Stock
------------
On May 31, 2006, the Company issued 50,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

On September 30, 2006, the Company issued 6,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

On May 31, 2007, the Company issued 15,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

On December 7, 2009, the Company issued 18,000,000 shares of its $0.001 par value common stock for $70,000 cash.

On December 8, 2009, the Company paid two shareholders $30,000 for the return and cancellation of their 15,000,000 shares of common stock.

There have been no other issuances of common stock.


NOTE 5 - CONCENTRATION OF CREDIT RISK

Cash Balances
-------------
The Company maintains its cash in various financial institutions in both the United States and Canada. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage was temporary and remained in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013. Balances maintained in Canada are insured by the Canada Deposit Insurance Corporation for balances up to $100,000 at each bank.


NOTE 6 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through March 15, 2010, the date which the financial statements were available to be issued.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended July 31, 2009 and subsequently through the interim Quarterly report for the period ending January 31, 2010.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

No Show, Inc. was incorporated in the State of Nevada on August 23, 2005.
Our original business plan included the designing and eventual marketing women's intimate apparel. Emphasis in the design would include using fabrics and a stitch design which would not show through regular clothing as undergarments. On December 8, 2009, new management took control of the Company. Our new management plans to add an additional focus area to the Company. This includes the development of skin care products

Our Business
------------

Our original business plan included the design of women's intimate apparel. We wanted to design this intimate apparel by utilizing fabric and stitch design which would not show through regular clothing as undergarments. Management has been unable to find, source and purchase such a fabric. This has caused management to seek other viable options for the Company.

On December 8, 2009, new management purchased controlling interest in the Company. The new management of the Company now plans to bring a new focus to the Company. This includes the development of skin care products built around the naturally occurring bioflavinoid "catechin." Catechins are found in grape seeds and grape skins as well as in green tea. The highest concentrations of catechin are found in the Black Acacia Catechu Tree, where the name derives and is the only source of commercially viable 99.9% pure catechin. It is believed that catechin has anti-oxidant properties that help prevent the damage done to cells by free radicals. Catechin as an agent in skin care products are considered helpful for solar UV light-induced human skin disorders and particularly premature aging.


Marketing and Advertising
-------------------------

We plan to hire outside graphic designer and public relations firms to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, and press releases. We also plan to target specific markets by selectively advertising in journals and magazines that we believe will reach our potential customers.

Manufacturing and Supplies
--------------------------

We plan to rely on third party subcontractors and suppliers to provide product raw materials, components and to formulate and package finished good.  Once we develop our product line, third parties will also provide
order fulfillment, warehousing and distribution services    The Company plans
to use contracted third parties to manufacture its products and to provide raw materials. The third party manufactures will be responsible for receipt and storage of raw material, production and packaging and labeling finished goods. We will be dependent upon manufacturers for the production (manufacturing) of all of our future products. To the extent the manufacturer should discontinue the relationship with the Company; the
Company's sales could be adversely impacted.   We plan to purchase all of our
raw materials from several third party suppliers and manufacturers pursuant to purchase orders without any long-term agreements. We do see ourselves relying on any principal suppliers or manufacturers. In the event that a current manufacturer is unable to meet our supply or manufacturing requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we plan to establish working relationships with several third party suppliers and manufacturers. We also plan on relying on third party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers' ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver our future products to our customers in a timely and accurate matter would harm our reputation, our business and results of operations.

Marketing Plan
--------------

The Company does not plan on selling its product(s) directly to the end user. The Company plans to establish relationships with specialty retailers, spas, salons and distributors, the majority of which are on a purchase order basis, without long term commitments. Management will search for retailers and distributors both nationally and abroad for all of our products.

Competition
-----------

The skin care industry is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and purchasing convenience. Both branded and private label manufacturers compete in the skin care industry. Because of the highly fragmented nature of the balance of the industry, both domestically and internationally, the Company will also compete with many small manufacturers and retailers. Additionally, department stores, specialty stores and other retailers, have significant private label skin care product that would compete with No Show, Inc. The Company might not be able to compete successfully with these competitors in the future. If No Show fails to compete successfully, its potential market share and results of operations would be materially and adversely affected.

Most all of our competitors have significantly greater financial, marketing and other resources, broader product lines outside of intimate apparel and larger customer bases than we have and are less financially leveraged than we are. As a result, these competitors may be able to: adapt to changes in customer requirements more quickly; introduce new and more innovative skin care products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure to accept customer returns of their products or reductions in inventory levels carried by our customers; take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products; adopt more aggressive pricing policies and provide greater contributions to retailer price markdowns.

Results of Operations for the quarter ended January 31, 2010
------------------------------------------------------------

During the three months ended January 31, 2010, the Company had a net loss of $(6,135) versus a net loss of $(1,000) for the same period last year. For the three months ending January 31, 2010, the Company experienced general and administrative expenses of $6,135, primarily accounting, legal and transfer agent fees to keep the Company fully reporting. During the six months ended January 31, 2010, the Company had a net loss of $(9,135) versus a net loss of $(4,984) for the same period last year. For the six months ending January 31, 2010, the Company experienced general and administrative expenses of $9,135, primarily accounting, transfer agent and legal fees to keep the Company fully reporting. Since the Company's inception on August 23, 2005, the Company experienced a net loss of $(59,960).

Revenues
--------

During the three month period ended January 31, 2010, the Company generated no revenues, compared to no revenues for the same period last year. Since inception on August 23, 2005, the Company has generated no revenues.

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

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(59,960) since its inception on August 23, 2005 through the period ended January 31, 2010. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

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


Significant changes in the number of employees.
-----------------------------------------------

As of January 31, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

As of January 31, 2010, the Company's total current assets are $36,450 and current liabilities of $2,110. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find any new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan.

Our officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended January 31, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through January 31, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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


New Accounting Standards
------------------------

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of
Convertible Debt Issuance or Other Financing.  This Accounting
Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,
2009.   Share-lending arrangements that have been terminated as a
result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), "Amendments
to FASB Interpretation No. 46(R) ("SFAS 167").   SFAS 167 amends the
consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures
---------------------------------------------------

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

The evaluation examined those disclosure controls and procedures as of January 31, 2010, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On December 7, 2009, the Company issued 18,000,000 shares of its $0.001 par value common stock for $70,000 cash. The funds will be used to further capitalize the Company and help the Company develop and market skin care products. The shares will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The shares of common stock issued will contain a legends restricting transferability absent registration or applicable exemption.

On December 8, 2009, the Company paid two shareholders $30,000 for the return and cancellation of their 15,000,000 shares of common stock.


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

                                      No Show, Inc.
                                ------------------------
                                       Registrant

                                By: /s/ Helen Keser
                                ------------------------------
                                 Name:  Helen Keser
                                 Title: President/CFO/Director

Dated:  March 15, 2010
        --------------