Form 10-Q
period 2010-04-30
No Show, Inc.
filed 2010-07-22
CIK 1411009

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

               For the quarterly period ended April 30, 2010

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

          55 Avenue Road, Suite 2930, Toronto, Ontario M5R 3L2 Canada
          -----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (416) 928-2096


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

As of July 21, 2010, the registrant's outstanding common stock consisted of 15,050,000 shares, $0.001 par value.

                              Table of Contents
                                 No Show, Inc.
                              Index to Form 10-Q
                 For the Quarterly Period Ended April 30, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of April 30, 2010 and July 31, 2009        3

   Condensed Statements of Operations for the nine months
     ended April 30, 2010 and 2009                                        4

   Condensed Statements of Cash Flows for the nine months
     ended April 30, 2010 and 2008                                        5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               17

Item 1A.  Risk Factors                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 3 -- Defaults Upon Senior Securities                                17

Item 4 -- Submission of Matters to a Vote of Security Holders            17

Item 5 -- Other Information                                              17

Item 6.  Exhibits                                                        18

Signatures                                                               19


Part I.  Financial Information

Item 1.  Financial Statements

                                 No Show, Inc.
                        (a development stage company)
                          Condensed Balance Sheets
                          (Expressed in US Dollars)

                                                   April 30,
                                                     2010        July 31,
                                                  (Unaudited)      2009
                                                  -----------  -------------
                                     ASSETS
  Current Assets:
    Cash                                          $      104   $          -
    Prepaid Expense                                        -          3,500
                                                  -----------  -------------
  Total current assets                                   104          3,500
                                                  -----------  -------------
TOTAL ASSETS                                      $      104   $      3,500
                                                  ===========  =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                              $   11,735   $         25
                                                  -----------  -------------
  Total current liabilities                           11,735             25
                                                  -----------  -------------

  Stockholder's Equity
    Common Stock, $0.001 par value, 75,000,000
      shares authorized, 15,050,000, 21,050,000
      shares issued and outstanding as of
      4/30/10 and 7/31/09, respectively               15,050         21,050
    Additional paid-in capital                        79,524         33,250
    Deficit accumulated during
      development stage                             (105,728)       (50,825)
    Accumulated other comprehensive income (loss)       (477)             -
                                                  -----------  -------------
  Total stockholders' equity                         (11,631)         3,475
                                                  -----------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      104   $      3,500
                                                  ===========  =============


  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                      Condensed Statements of Operations
                          (Expressed in US Dollars)
                                 (Unaudited)

                                                                 August 23,
                          For the three          For the nine       2005
                           months ended          months ended    (Inception)
                             April 30,             April 30,         to
                      --------------------- --------------------- April 30,
                         2010       2009       2010      2009       2010
                      ---------- ---------- ---------- ---------- -----------
REVENUE               $       -  $       -  $       -  $       -  $        -
                      ---------- ---------- ---------- ---------- -----------

EXPENSES:
  Advertising            23,843          -     26,712          -      26,712
  General and
    administrative
    expenses             18,327      1,000     28,192      5,984      79,016
                      ---------- ---------- ---------- ---------- -----------
Total expenses           42,170      1,000     54,903      5,984     105,728
                      ---------- ---------- ---------- ---------- -----------

NET LOSS
  FROM OPERATIONS       (42,170)    (1,000)   (54,904)    (5,984)   (105,728)
                      ---------- ---------- ---------- ---------- -----------

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency
  translation
  adjustment               (252)         -       (477)         -        (477)
                      ---------- ---------- ---------- ---------- -----------
Total other comprehensive
income (loss)              (252)         -       (477)         -        (477)

COMPREHENSIVE LOSS    $ (42,422) $  (1,000) $ (55,381) $  (5,984) $ (106,205)
                      ========== ========== ========== ========== ===========

NET (LOSS) PER SHARE-
 BASIC                $   (0.00) $   (0.00) $   (0.00) $   (0.00)
                      ========== ========== ========== ==========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING-
 BASIC AND FULLY
 DILUTED              19,050,000 21,050,000 20,383,333 21,050,000
                      ========== ========== ========== ==========

  The accompanying notes are an integral part of these financial statements.

                                No Show, Inc.
                        (a development stage company)
                     Condensed Statements of Cash Flows
                          (Expressed in US Dollars)
                                 (Unaudited)

                                 For the nine months ended    August 23, 2005
                                         April 30,            (Inception) to
                               ----------------------------     April 30,
                                   2010           2009            2010
                               -------------  -------------  ---------------
OPERATING ACTIVITIES
  Net (loss)                   $    (54,904)  $     (5,984)  $     (105,728)
  Adjustments to reconcile
   net loss to net cash
   provided (used) by
   operating activities:
     Increase (decrease)
       in accounts payable           11,985         (1,750)          11,735
     (Increase) decrease in
       prepaid expense                3,500         (4,500)               -
                               -------------  -------------  ---------------
Net cash (used) from
 operating activities               (39,419)       (12,234)         (93,719)

FINANCING ACTIVITIES
  Issuances of common stock          70,000              -          101,000
  Cancellation of common stock      (30,000)             -          (30,000)
  Officer donated capital                 -         10,300           23,300
                               -------------  -------------  ---------------
Net cash provided from
 financing activities                40,000         10,300           94,300
                               -------------  -------------  ---------------

FOREIGN EXCHANGE EFFECT ON CASH       (477)             -              (477)

NET CHANGE IN CASH                      104         (1,934)             104

CASH AND EQUIVALENTS,
  BEGINNING OF PERIOD                     -          1,934                -
                               -------------  -------------  ---------------
CASH AND EQUIVALENTS,
  END OF PERIOD                $        104   $          -   $          104
                               =============  =============  ===============

SUPPLEMENTAL DISCLOSURES:
 Interest paid                 $          -   $          -   $            -
 Income taxes paid             $          -   $          -   $            -
 Non-cash transactions         $          -   $          -   $            -

  The accompanying notes are an integral part of these financial statements.

                               No Show, Inc.
                       (A development stage company)
                 Notes to the Condensed Financial Statements


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2009 audited financial statements. The results of operations for the periods ended April 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $(105,728) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 4 - STOCKHOLDERS' EQUITY

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

On March 22, 2010, an officer and director of the Company cancelled 9,000,000 shares of her common stock held in the Company in the belief that it was in the best interest of the Company and its shareholders, and whereby the cancellation of these shares will increase the shareholder value of the common stock. No compensation was paid to the officer and director for the cancellation of her shares, and a $9,000 adjustment has been added to additional paid-in capital on the Company's balance sheet.

There have been no other issuances of common stock.

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


NOTE 5 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through July 21, 2010, the date which the financial statements were available to be issued.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended July 31, 2009 and subsequently through the interim Quarterly report for the period ending April 30, 2010.

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

Results of Operations for the quarter ended April 30, 2010
----------------------------------------------------------

During the three months ended April 30, 2010, the Company had a net loss of $(42,170) versus a net loss of $(1,000) for the same period last year. For the three months ending April 30, 2010, the Company experienced general and administrative expenses of $18,327, primarily accounting, legal and transfer agent fees to keep the Company fully reporting. During the nine months ended April 30, 2010, the Company had a net loss of $(54,904) versus a net loss of $(5,984) for the same period last year. For the nine months ended
April 30, 2010, the Company experienced general and administrative expenses of $28,192, primarily accounting, transfer agent and legal fees to keep the Company fully reporting. Since the Company's inception on August 23, 2005, the Company experienced a net loss of $(105,728).

Revenues
--------

During the three month period ended April 30, 2010, the Company generated no revenues, compared to no revenues for the same period last year. Since inception on August 23, 2005, the Company has generated no revenues.

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

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(111,993) since its inception on August 23, 2005 through the period ended April 30, 2010. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

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


Significant changes in the number of employees.
-----------------------------------------------

As of April 30, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

As of April 30, 2010, the Company's total current assets are $104 and current liabilities of $11,735. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find any new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan.

Our officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended April 30, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through April 30, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

The evaluation examined those disclosure controls and procedures as of April 30, 2010, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Dated:  July 21, 2010
        -------------