Form 10-K
period 2010-07-31
No Show, Inc.
filed 2011-10-12
CIK 1411009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010

Commission file number 000-52961

NO SHOW, INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

36 Lombard Street, Suite 700, Toronto, Ontario, Canada M5C 2X3

(Address of principal executive offices, including zip code.)

(416) 941-9069

(Registrant's telephone number, including area code)

55 Avenue Road, Suite 2930, Toronto, Ontario Canada   M5R 3L2

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:   Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 day.   Yes [   ]     No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]     No [   ]

The aggregate market value of the voting common stock held by non-affiliates (6,050,000 shares of voting common stock) as of the most recently completed second fiscal quarter, computed at the par value of the stock of $0.001 was $ 6,050.

On October 11, 2011, the Registrant had 15,050,000 outstanding common shares of voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

NO SHOW, INC.

Cautionary Statement Regarding Forward-Looking Statements

This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider the following:

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to raise additional financing for working capital and product development;

•	deterioration in general or regional economic, market and political conditions;

•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•	inability to efficiently manage our operations;

•	inability to achieve future operating results;

•	our ability to recruit and hire key employees;

•	the impact of competition and changes to the competitive environment on our products and services,

•	the inability of management to effectively implement our strategies and business plans; and

•	the other risks and uncertainties detailed in this report and in our filings with the Securities and Exchange Commission.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events, except as required by law.

In this Form 10-K references to “No Show”, “the Company”, “we”, “us” and “our” refer to No Show, Inc.

PART I

ITEM 1.         BUSINESS

We were incorporated in the State of Nevada on August 23, 2005.  We maintain our statutory registered agent's office at 6170 West Lake Mead Blvd., #405, Las Vegas, Nevada, 89109 and our business office is Suite 700, 36 Lombard Street, Toronto, Ontario, Canada M5C 2X3. Our telephone number is (416) 941-9069.

Our original business was to involve the design and marketing of women’s intimate apparel.  Emphasis was on utilizing fabric and stitch design which would not show through regular clothing as undergarments.  We had developed a few strategies to accomplish this goal.  Management had planned to shop for clothing contract manufacturers outside of the U.S. preferably Mexico to produce our intimate apparel garments but had not enlisted or signed any contract manufacturing contracts or agreements.  Management had developed two patterns for our intimate apparel garments and was in the process of identifying the type of fabrics to be used for its future products.  The process to identify the fabrics to be used included the following:  a) availability of the fabric; b) cost of the fabric; c) durability; d) moisture-wicking fabric (a moisture-wicking fabric is a fabric that pulls moisture away from the skin to keep the body dry, as compared to a natural fiber like cotton that retains moisture; e) comfortable; f) a fabric which will allow invisible seams; and g) a machine washable fabric.

In an effort to identify a source to supply a fabric which met these criteria, management had requested sample material (known in the industry as a “swatches”) and prices from various suppliers in the U.S., China and Mexico.  The suppliers contacted had not been responsive, as they recognized that No Show is a start-up company with no operating history.  Management utilized every effort to find a supplier that would be willing to work with the Company.  The search for suppliers was made utilizing the internet and the Thomas Register Directory (an industry source book).

We were unsuccessful in our efforts to locate a suitable fabric, and as a result re-evaluated our business direction and gave consideration to seeking other viable business opportunities for the Company.

On December 8, 2009, a change in control occurred and our new management contemplated venturing into the development of skin care products built around the naturally occurring bioflavinoid “catechin”.   Catechins are found in grape seeds and grape skins as well as in green tea.  The highest concentrations of catechin are found in the Black Acacia Catechu Tree, where the name derives and is the only source of commercially viable 99.9% pure catechin.  It is believed that catechin has anti-oxidant properties that help prevent the damage done to cells by free radicals.  Catechin as an agent in skin care products are considered helpful for solar UV light-induced human skin disorders and particularly premature aging.

Our business plan was to rely on third party subcontractors and suppliers to provide raw product materials, components and to formulate and package the finished goods. The contracted third parties would also provide order fulfillment, warehousing and distribution services.  We planned to purchase all of our raw materials from several third party suppliers and manufacturers pursuant to purchase orders without any long-term agreements.  We would be dependent upon manufacturers for the production (manufacturing) of all of our future products.

The Company did not plan on selling its product(s) directly to the end user.  Our intent was to establish relationships with specialty retailers, spas, salons and distributors, the majority of which are on a purchase order basis, without long term commitments. Our marketing plan was to hire outside graphic designer and public relations firms to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, and press releases.

Unfortunately we were unable to secure and develop working relationships with third party subcontractors to provide the raw product materials and formulate the skin care products and as a result we have been exploring alternative business opportunities.  We have not identified any new business opportunities and have no agreements related to such opportunities at this time.

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We can now be defined as a "shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.  As at July 31, 2010, we have no assets and no operations.

Merger or Acquisition of a Candidate

The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.

We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

We anticipate that we will contact broker/dealers and other persons with whom our officers and directors are acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board on a stock exchange we anticipate that the business opportunities presented to us will:

-	be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;
-	be in need of funds to develop a new product or service or to expand into a new market;
-
be relying upon an untested product or marketing any business, to the extent of limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our officers and directors would not thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

Depending upon the nature of the transaction, our officers and directors may resign their management positions in connection with our acquisition of a business opportunity.

In the event of such a resignation, our officers and directors would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management's analysis of the quality of the other company's management and personnel,
-	the anticipated acceptability of new products or marketing concepts,
-
the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our officers and directors to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our officers and directors, who are not professional business analysts.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that we will consider, among other things, the following factors:

-	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;
-	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

-
Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

-
Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-	The extent to which the business opportunity can be advanced;
-	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
-	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;
-	The cost of our participation as compared to the perceived tangible and intangible values and potential; and
-
The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.

Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. Not one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as:

-	a description of products
-	services and company history
-	management resumes
-	financial information
-	available projections, with related assumptions upon which they are based
-	an explanation of proprietary products and services;
-	evidence of existing patents, trademarks, or services marks, or rights thereto
-	present and proposed forms of compensation to management
-	a description of transactions between such company and its affiliates during relevant periods
-	a description of present and required facilities
-	an analysis of risks and competitive conditions
-	a financial plan of operation and estimated capital requirements
-
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

-	and other information deemed relevant.

As part of our investigation, our officers and directors:

-	may meet personally with management and key personnel,
-	may visit and inspect material facilities,
-	obtain independent analysis or verification of certain information provided,
-	check references of management and key personnel, and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Benefits of a Merger of Acquisition With Us

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include:

-	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,
-
acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and

-
acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to:

-	leases, purchase and sale agreements,
-	licenses,
-	joint ventures and
-	other contractual arrangements.

We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our officers and directors may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our officers, directors and principal shareholders.

We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

Although the terms of such agreement cannot be predicted, generally such an agreement would require:

-	specific representations and warranties by all of the parties thereto,
-	specify certain events of default,
-	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,
-	outline the manner of bearing costs if the transaction is not closed,
-	set forth remedies upon default, and
-	include miscellaneous other terms.

We anticipate that we, and/or our officers, directors and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a definitive binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

Specifically, we intend to conduct our activities so as to avoid being classified as an Investment Company under the Investment Company Act of 1940 (“Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities.

We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933, as amended (The “Act”). If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

Employees

We currently have no employees other than our officers and directors. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, we may pay or accrue remuneration for the benefit of, our officers and directors prior to, or at the same time as the completion of a business acquisition.

ITEM 1A.      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.         PROPERTIES

We own no real property. We currently maintain limited office space located at Suite 700, 36 Lombard Street, Toronto, Ontario, Canada,  M5C 2X3.   We have no monthly rent, nor do we accrue any expense for monthly rent.  Mr. Corsini, our president, principal financial officer and director, provides us his office in which we conduct business on our behalf.  Mr. Corsini does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented.

ITEM 3.         LEGAL PROCEEDINGS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock is quoted on the Financial Industry Regulatory Authority’s (FINRA) Over-the-Counter Pink marketplace under the name “No Show, Inc.” and under the symbol “NOSH”. Our common stock par value is $0.001 per share.

There is no established trading market for shares of our common stock.  We cannot provide assurance that any established trading market for our common stock will develop or be maintained.  The last trade was for $0.25 on October 9, 2008.

Our common shares are issued in registered form.  Empire Stock Transfer is the transfer agent for our common shares. Empire Stock Transfer is located at 1859 Whitney Mesa Dr., Henderson, NV 89014; telephone: (702) 818-5898; facsimile: (702) 974-1444.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTC Pink marketplace.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2010

Fourth Quarter 05-1-10 to 07-31-10	No activity	No activity
Third Quarter 02-1-10 to 04- 30-10	No activity	No activity
Second Quarter 11-1-09 to 01-31-10	No activity	No activity
First Quarter 08-1-09 to 10-31-09	No activity	No activity

Fiscal Year	High Bid	Low Bid
2009

Fourth Quarter 05-1-09 to 07-31-09	No activity	No activity
Third Quarter 02-1-10 to 04-30-09	No activity	No activity
Second Quarter 11-1-08 to 01-31-09	No activity	No activity
First Quarter 08-1-08 to 10-31-08	$0.25	$0.25

Shareholders

At July 31, 2010 the Company had 34 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company.

Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future.  The declaration and payment of future dividends on the Common Stock will be the sole discretion of our board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sale of Unregistered Securities

In May 2006, we issued 50,000 shares of our common stock to approximately 35 investors for cash of $10,000 (net of offering costs).  We were issued a permit to sell securities to the public in the State of Nevada in November, 2005, pursuant to Nevada Revised Statutes Chapter 90.490.  This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act.  The State Permit allowed the Company to engage in general solicitation in the State of Nevada.  All of the purchasers were either Nevada residents or Nevada corporations, and one entity is domiciled in both Nevada and Minnesota.  Under Nevada State permit rules, the purchasers were not required to be accredited investors.

On September 30, 2006, we conducted a private placement without any general solicitation or advertisement.  We completed this private placement with six accredited individuals.  The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering.  We filed a Form D with the SEC on or about September 30, 2006.  The six investors purchased 6,000,000 common shares, at par value $0.001 for $6,000 cash.  Four of the accredited individuals are residents of Nevada, two are domiciled in Florida.

In May 2007, we conducted a private placement without any general solicitation or advertisement.  We completed this private placement with a group of accredited individuals.  The shares were issued in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering.  We filed a Form D with the SEC on or about May 31, 2007.  The investors purchased 15,000,000 common shares, at par value $0.001 for $15,000 cash.

On December 7, 2009 we issued 18,000,000 common shares of unregistered restricted common stock at $0.004 per common share for gross proceeds to us of $70,000.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Each purchaser was furnished with the same information that could be found in a Form S-1 registration statement and each investor was determined to be “sophisticated” as that term is defined in administration decisions of the SEC.

On July 24, 2010, the Company issued 9,000,000 unregistered restricted common stock at $0.0006 per common share for $5,000 cash. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Issuer Repurchases of Equity Securities

On December 8, 2009 we reached a mutually agreeable understanding with two major shareholders to return their 15,000,000 restricted shares of common stock to the corporate treasury in exchange for $30,000.  Such share certificates representing 15,000,000 common shares were cancelled by our transfer agent.

On March 22, 2010, one of our former officers and former directors returned 9,000,000 shares of our common stock in the belief that it was in our best interest and in the interest of other shareholders to do so because the cancellation of these shares would increase the shareholder value of the common stock.  No compensation was paid to the former officer and former director for the cancellation of her shares, and a $9,000 adjustment was made to additional paid-in capital on the Company's balance sheet.

On July 24, 2010 the Company repurchased 9,000,000 common shares from a former officer and director of the Company.  The shares were repurchased at the value of $0.0006 per share for $5,000 cash.

ITEM 6.         SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company’s management.  Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance.  We are a development stage corporation and have not generated any revenues from operations.  We cannot guarantee that we will be successful in our business operations.  We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of business opportunities.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.

We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Liquidity and Capital Resources

At July 31, 2010, we had total assets of $0.  Our liabilities were $15,527, resulting in a working capital deficit of $15,527, compared to $3,500 in total assets, comprised solely of prepaid expenses and total liabilities of $25 for the year ended July 31, 2009.

Total liabilities for the year ended July 31, 2010 were comprised of accounts payable items for audit and legal expenses, professional fees due to our transfer agent and a loan payable to our president.

We incurred a loss of $59,001 for the year ended July 31, 2010 and we have incurred an aggregate deficit since inception of $109,827.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to July 31, 2010 was $101,000.

  At July 31, 2010 we had $0 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operation. Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. To date our president has advanced a total of $3,687 to us for additional working capital.  The amount due is unsecured, non-interest bearing and due on demand.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  There can be no assurance that we will be able to raise additional capital, and if we are unable to raise additional capital, we will unlikely be able to continue as a going concern.  Management has committed to providing additional advances as required to enable us to maintain our filing requirements.

Plan of Operation

Our plan of operation for the next twelve months will be to : (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

For the Years Ended July 31, 2010 and 2009

We had a net loss of $59,001 for the year ended July 31, 2010 compared to a net loss of $17,009 for the year ended July 31, 2009.  The change is explained below. We did not generate any revenues during the fiscal years ended July 31, 2010 and July 31, 2009.

Operating Expenses:  Operating expenses were $59,001 and $17,009 for the years ended July 31, 2010 and 2009, respectively.  For the fiscal years of 2010 and 2009 much of the Company’s resources were directed at maintaining the Company in good standing and developing our business plan.  In fiscal 2010, operating expenses increased by $41,992 due to  advertising costs of $26,711 and an increase of $15,281 in general and administrative expenses over the July 31, 2009 period. We anticipate our operating expenses will increase as we enhance our operations.

As of the date of this report, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We are subject to risks inherent in the establishment of a new business enterprise.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change. We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

Going Concern Uncertainties

As of the date of this annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations.    The financial statements included in this annual report have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.  If we are not to continue as a going concern, it would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

Critical Accounting Policies

The following are the accounting policies that we consider to be critical accounting policies. Critical accounting policies are those that are both important to the portrayal of our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as results of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

Use of Estimates:  The preparation of financial statements included in this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Our accounting policies are described in the notes to the financial statements included in this Annual Report on Form 10-K.

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

Recent Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off-Balance Sheet Arrangements

As of July 31, 2010, we did not have any off-balance sheet arrangements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements and Schedules

No Show, Inc.
(A Development Stage Company)

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Expenses	F–3

Statements of Stockholders’ Equity (Deficit)	F–4

Statements of Cash Flows	F–6

Notes to the Financial Statements	F–7

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
No Show, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of No Show, Inc. (A Development Stage Company) as of July 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on August 23, 2005 through July 31, 2010. No Show Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of No Show, Inc. (A Development Stage Company) as of July 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on August 23, 2005 through July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at July 31, 2010, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
October 7, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

No Show, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	July 31,
	2010	2009

ASSETS

Current Assets:
Cash	$-	$-
Prepaid expense	-	3,500
Total current assets	-	3,500

TOTAL ASSETS	$-	$3,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$11,840	$25
Due to related party	3,687	-

Total Current Liabilities	15,527	25

Stockholders’ Equity:

Common Stock, $0.001 par value, 75,000,000
shares authorized, 15,050,000 and 21,050,000
shares issued and outstanding as of
07/31/10 and 07/31/09 respectively	15,050	21,050
Additional Paid-in Capital	79,250	33,250
Deficit Accumulated During Development Stage	(109,827)	(50,825)

Total Stockholders’ Equity (Deficit)	(15,527)	3,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$3,500

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	For the Year Ended July 31, 2010	For the Year Ended July 31, 2009	August 23, 2005 (inception) to July 31, 2010

REVENUE	$-	$-	$-

EXPENSES

Advertising	26,711	-	26,711
General and administrative expenses	32,290	17,009	83,116
Total Expenses	59,001	17,009	109,827

NET LOSS FROM OPERATIONS	$(59,001)	$(17,009)	$(109,827)

NET (LOSS) PER SHARE- BASIC	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	19,439,041	21,050,000

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
 (Expressed in US Dollars)

	Common Stock		Additional Paid-In	(Deficit) Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)
Contributed capital – May 1, 2006		$-	$3,000	$-	$3,000

May 2006 - Common Stock issued for cash @ $0.20 per share pursuant to Rule 504 Offering	50,000	50	9,950	-	10,000

Net (loss) for the year ended July 31, 2006	-	-	-	(2,870)	(2,710)

Balance July 31, 2006	50,000	50	12,950	(2,870)	10,130

September 2006 – Common Stock issued for cash @ $0.001 per share pursuant to Rule 506 Offering	6,000,000	6,000	-	-	6,000

May 2007 – Common stock Issued for cash @ $0.001 per share pursuant to Rule 506 Offering	15,000,000	15,000	-	-	15,000

Net (loss) for the year ended July 31, 2007	-	-	-	(16,130)	(16,130)

Balance, July 31, 2007	21,050,000	21,050	12,950	(19,000)	15,000

Net (loss) for the year ended July 31, 2008	-	-	-	(14,816)	(14,816)

Balance, July 31, 2008	21,050,000	21,050	12,950	(33,816)	184

December 2008 – Contributed capital	-	-	4,000	-	4,000

February 2009 – Contributed capital	-	-	6,300	-	6,300

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) – Continued
 (Expressed in US Dollars)

	Common Stock		Additional Paid In	(Deficit) Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

July 2009- Contributed capital	-	-	10,000	-	10,000

Net (loss) for the year ended July 31, 2009	-	-	-	(17,009)	(17,009)

Balance, July 31, 2009	21,050,000	21,050	33,250	(50,825)	3,475

December 7, 2009 – Common Stock issued for cash @ $0.004 per share for $70,000	18,000,000	18,000	52,000	-	70,000

December 8, 2009 – Common Stock repurchased @ $0.002	(15,000,000)	(15,000)	(15,000)	-	(30,000)

March 22, 2010 – Common Stock returned by former officer and cancelled	(9,000,000)	(9,000)	9,000	-	-

July 24, 2010 – Stock repurchased for cash at $0.0006 per share	(9,000,000)	(9,000)	4,000	-	(5,000)

July 24, 2010 – Stock issued for cash at $0.0006 per share	9,000,000	9,000	(4,000)	-	5,000

Net (loss) for the year ended July 31, 2010	-	-	-	(59,002)	(59,002)

Balance, July 31, 2010	15,050,000	15,050	79,250	(109,827)	(15,527)

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	For the Year Ended July 31, 2010	For the Year Ended July 31, 2009	August 23, 2005 (inception) to July 31, 2010

OPERATING ACTIVITIES

Net (loss)	$(59,001)	$(17,009)	$(109,827)

Adjustment to reconcile net loss to net cash provided (used) by operating activities:

Increase (decrease) in accounts payable	11,814	(1,725)	11,840
(Increase) decrease in prepaid expense	3,500	(3,500)	––
Expenses paid by related parties	3,500	0	3,500

Net Cash (Used) By Operating Activities	(40,187)	(22,234)	(94,487)

FINANCING ACTIVITIES
Issuances of common stock	70,000	20,300	101,000
Advances from related party	187	––	187
Cancellation of common stock	(30,000)	––	(30,000)
Officer contributed capital	––	––	23,300

Net Cash Provided From Financing Activities	40,187	20,300	94,487

NET CHANGE IN CASH	––	(1,934)	––

CASH AND EQUIVALENTS – BEGINNING OF PERIOD	––	1,934	––

CASH AND EQUIVALENTS – END OF PERIOD	$––	$––	$––

SUPPLEMENTAL DISCLOSURES:

Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––
Non-cash transactions Expenses paid by Related Parties	$3,500	$––	$3,500

The accompanying notes are an integral part of these financial statements.

NO SHOW, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

NOTE 1.        GENERAL ORGANIZATION AND BUSINESS

No Show, Inc. ("the Company") was incorporated under the laws of the state of Nevada on August 23, 2005. The Company has been in the development stage since inception and has had limited operations to date.  The Company’s sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity.

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The basis is United States generally accepted accounting principles.

Earnings per Share

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
Calculation of net income (loss) per share is as follows:

	For the Year Ended July 31,
	2010	2009

Net (loss) (numerator)	$(59,001)	$(17,009)

Weighted average common shares outstanding (denominator)	19,439,041	21,050,000

Basic (loss) per share	$(0.00)	$(0.00)

The Company has not issued any options or warrants or similar securities since inception and therefore has no potentially dilutive securities.

Revenue recognition

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

For the period from August 23, 2005 (inception) to July 31, 2010, the Company has not recognized any revenues.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at July 31, 2010 and 2009, the Company has cash equivalents in the amount of $ nil and $nil are over the federally insured limit.

Dividends

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

Year-end

The Company has selected July 31 as its year-end.

Advertising

Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

NOTE 3.        GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At July 31, 2010 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of July 31, 2010, the Company has never generated any revenues and has accumulated losses of $109,827 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4.        STOCKHOLDERS' EQUITY

Common Stock

In May 2006, the Company issued 50,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

On September 30, 2006, the Company issued 6,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

In May 2007, the Company issued 15,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

On December 7, 2009, the Company issued 18,000,000 shares of its common stock at $0.004 per share for $70,000 cash.

On December 8, 2009, the Company paid two shareholders $30,000 for the return and cancellation of their 15,000,000 shares of common stock.

On March 22, 2010, one of our former officers and former directors returned 9,000,000 shares of our common stock in the belief that it was in our best interest and in the interest of other shareholders to do so because the cancellation of these shares would increase the shareholder value of the common stock.  No compensation was paid to the former officer and former director for the cancellation of her shares, and a $9,000 adjustment was made to additional paid-in capital on the Company’s balance sheet.

On July 24, 2010 the Company repurchased 9,000,000 common shares from a former officer and director of the Company.  The shares were repurchased at the value of $0.0006 per share for $5,000 cash.

On July 24, 2010, the Company issued 9,000,000 shares of its common stock at $0.0006 per share for $5,000 cash.

There have been no other issuances of common stock.

NOTE 5.        RELATED PARTY TRANSACTIONS

As at July 31, 2010, our President is owed $3,687 for additional working capital.  The amount due is unsecured, non-interest bearing and due on command.
The officer and directors of the Company are involved in other business activities. These persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

There were no such transactions in the fiscal year ended July 31, 2010.

NOTE 7.        PROVISION FOR INCOME TAXES

The Company accounts for income taxes under ASC 740, "Accounting for Income Taxes", which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(34.0%)
Valuation reserve	34.0%

Total	0%

NOTE 8.        RECENT PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 9.        SUBSEQUENT EVENTS

Subsequent to the end of the period, the Company entered into negotiations with Ubequity Capital Partners Inc. and Hollywood.TV and Sports.TV to structure a Plan of Merger where the Company would acquire the collective businesses and assets of Hollywood.TV and Sports.TV in a reverse takeover transaction.  Ubequity had undertaken to provide for $20 million in staged financing subject to a number of terms and conditions including due diligence, the negotiation and execution of all definitive documentation I form and substance reasonably satisfactory to Ubequity, the Company and Hollywood.TV and Sports.TV and the receipt of required approvals.  Initial due diligence was undertaken and upon further consideration, the proposed transaction was abandoned.  The Company is now seeking other business opportunities.

NOTE 10.      COMMITMENTS AND CONTINGENICES

Contingencies

On February 28, 2010, the company paid $21,410 to a vendor for services rendered.  The Company changed management and as a result have been unable to locate backup documentation to enable it to determine if additional payments may be due to this vendor.  The Company has taken all the steps it is able to try to establish whether any additional debt is owed.  In the opinion of management, the potential exposure to the Company of any additional debt owing in this matter will not have a material adverse effect on the Company’s financial position or overall trends in results of operation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed on August 10, 2009, our Board of Directors voted to dismiss Moore & Associates, Chartered, as the principal independent registered accounting firm for us. The dismissal of Moore & Associates, Chartered was effective August 7, 2009.

The reports of Moore & Associates, Chartered on our audited financial statements as of and for the fiscal years ended July 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that its audit report dated September 16, 2008 for our financial statements for the fiscal years ended July 31, 2008 and 2007 contained an explanatory paragraph regarding our ability to continue as a going concern.

During our two most recent fiscal years, the subsequent interim periods thereto, and the dismissal of Moore & Associates, Chartered,  there were no disagreements with Moore & Associates, Chartered on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Moore & Associates, Chartered, would have caused Moore & Associates, Chartered to make reference to the subject matter of the disagreement in connection with its report, nor were there any “reportable events” as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

On August 7, 2009, our Board of Directors approved the appointment and engaged the firm of Seale and Beers, CPAs  as our new principal independent registered accounting firm. Prior to engaging Seale and Beers, CPAs, we did not consult with Seale and Beers, CPAs  with respect to the application of accounting principles to a specified completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Seale and Beers, CPAs on our financial statements and Seale and Beers, CPAs did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.

On August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore and Associates, Chartered because of violations of PCAOB rules and auditing standards in auditing the financial statements; PCAOB rules and quality controls standards; violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a PCAOB investigation.

On September 9, 2009, we provided Moore and Associates, Chartered with a copy of the disclosures contained in an amended Form 8-K (Form 8K/A-2 filed on EDGAR September 9, 2009) and requested that Moore and Associates, Chartered furnish the Company with a letter addressed to the U. S. Securities and Exchange Commission stating whether Moore and Associates, Chartered agreed with the above statements.  Moore and Associates, Chartered informed us that they would not be providing a letter in connection with the amended Form 8-K/A-2.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer/Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer/Principal Financial Officer have concluded that our disclosure controls and procedures are not effective, due to the deficiencies in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that  (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2010, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the  establishment and monitoring of required internal controls and procedures;

2.	Inadequate segregation of duties consistent with control objectives; and

3.	Ineffective controls over period end financial disclosure and reporting processes.

The foregoing material weaknesses identified in our internal control over financial reporting were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2010.

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

As of July 31, 2010 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

  We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2012.  Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

Subsequent to the end of the period, we entered into negotiations with Ubequity Capital Partners Inc. and Hollywood.TV and Sports.TV to structure a Plan of Merger whereby we would acquire the collective businesses and assets of Hollywood.TV and Sports.TV in a reverse takeover transaction.  Ubequity had undertaken to provide for $20 million in staged financing subject to a number of terms and conditions including due diligence, the negotiation and execution of all definitive documentation I form and substance reasonably satisfactory to Ubequity, the Company and Hollywood.TV and Sports.TV and the receipt of required approvals. Initial due diligence was undertaken and upon further consideration, the proposed transaction was abandoned.  We are now seeking other business opportunities.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

Name	Age	Title	Held Position Since
Raniero Corsini	48	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors	President, Principal Executive Officer & Treasurer – July 25, 2010 Director – July 16, 2010 Principal Financial Officer and Principal Accounting Officer – July 4, 2011
Martin Doane	47	Vice President, Secretary and a member of the Board of Directors	Vice President and Secretary – July 25, 2010 Director – July 16, 2010

Background of Officers and Directors

Raniero Corsini, President, CFO, Treasurer & Director

Since October 2008, Raniero Corsini has been providing financial consulting services through his own consulting company in Toronto, Canada; 2099514 Ontario Inc.  Mr. Corsini received a Bachelors of Business Administration from the United States International University in San Diego, CA and London, UK.   He brings twenty years of extensive experience in business management and sales with wealth and asset management companies in Canada.

From July 2001 to October 2008, Mr. Corsini served as Senior Vice President of Global Business Development and Structured Products at Sentry Select Capital Corp., a Canadian wealth management company in Toronto, Canada that offers a range of investment products including closed-end investment funds, mutual funds, principal-protected notes and flow-through limited partnerships, covering a variety of domestic and global mandates.  From  June 1998 to July 2001, he served as Managing Director of Business Development and National Sales at Strategic Value Corp., a Canadian-based global asset management company located in Toronto, Canada.    From September 1993 to June 1998, he served as Vice President of Sales at BPI Capital Corp., a Canadian-based asset management company, which was acquired by CI Mutual Funds in or around 2001.

Mr. Corsini has not held directorships with any public companies prior to serving as a member of the board of directors of No Show, Inc.

Martin Doane, Vice President, Secretary & Director

Martin Doane is a graduate of the University of Western Ontario and Osgoode Hall Law School and has been a practitioner of law since 1989.  His industry and legal endeavors have supplied him with a global network of professionals, entrepreneurs, and capital sources on which to draw for No Show Inc.’s business.

In June 2006, Martin Doane founded Ubequity Capital Partners, Inc., an international merchant and investment bank based in Toronto, Canada, and currently serves as its President and CEO.  From April 2005 to November 2009 he also served as the CEO of Silverback Media PLC, (currently Adenyo Inc.) headquartered in Toronto, Canada, which he grew in less than 3 years from an idea to a multi-national mobile solutions group, with a revenue base of $25 million and 100+ employees.  Silverback Media PLC was a global e-marketing company with operations in London, Toronto, Paris and Los Angeles. Silverback owned and operated interactive, online and mobile advertising and marketing networks, providing e-marketing services and technology solutions that assist marketers in increasing their customer bases and sales.

Prior to joining the board of directors of No Show, Inc., from June 2001 to April 2006, Martin Doane served as Chairman of the Board of Lemontonic Inc. (TSX-V:LEM) based in Toronto, Canada.  Lemontonic Inc. was a social networking software company whose primary business was the development, deployment and sale of proprietary online/web and instant messaging technology in the online dating category.  In April 2006, Lemontonic Inc. completed a business combination with Pioneering Technology Inc. (TSX-V: PIO) and formed a new company in the unrelated business of developing energy smart solutions.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Corsini and Doane have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii)	Engaging in any type of business practice; or

	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and principal shareholders, we believe that as of the date of this report they were not current in their 16(a) reports.

The following persons failed to file a required Form during the most recent fiscal year:

Helen Keser failed to file a Form 3 to report her appointment as an officer and director of the Company and the acquisition of 18,000,000 common shares of the Company on December 8, 2009. Ms. Keser also failed to file a Form 4 to report the disposition of 9,000,000 common shares on March 22, 2010.

Darlene Zimmerman, a former officer and director of the Company failed to report the disposition of 1,000,000 common shares on December 8, 2009.  Evangelina Esparza, a principal shareholder failed to report the disposition of 14,000,000 common shares on December 8, 2009.

Audit Committee and Audit Committee Financial Expert

There is no separately designated standing audit committee.  The board of directors acts as the audit committee.  The board of directors does not have an independent “financial expert” because it does not believe that the scope of our activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our common stock is not listed on a stock exchange and we are not subject to the special corporate governance requirements of any such exchange.

Code of Ethics

The Company has not adopted a code of business conduct and ethics for directors, officers and employees.

Nominating Committee

We do not have a nominating committee.  Our board of directors performs the functions that would customarily be performed by a nominating committee.  The board of directors does not believe a separate nominating committee is required at this time due to our size and scope of business operations and the limited resources of the Company.

Our stockholders may recommend candidates for nomination as directors.  Any such recommendation must include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the candidate and us within the last three fiscal years.  Any such future recommendations should be sent to: No Show, Inc., 36 Lombard Street, suite 700, Toronto, Ontario Canada M5C 2X3, Attn:  President.

There have been no recommended nominees from our stockholders.  We do not pay any fees to third parties to evaluate or identify potential nominees.

ITEM 11.       EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of July 31, 2010 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Raniero Corsini,	2010	0	0	0	0	0	0	0	0
President, Principal Financial	2009	0	0	0	0	0	0	0	0
Officer, Principal Accounting Officer, Treasurer and Director (appointed officer 7/25/2010 and 07/04/2011)	2008	0	0	0	0	0	0	0	0

Martin Doane,	2010	0	0	0	0	0	0	0	0
Vice President, Secretary and	2009	0	0	0	0	0	0	0	0
Director (appointed officer 7/25/2010)	2008	0	0	0	0	0	0	0	0

Helen Keser,	2010	0	0	0	0	0	0	0	0
Former President, former Principal	2009	0	0	0	0	0	0	0	0
Executive Officer, former Director (resigned 7/25/2010)	2008	0	0	0	0	0	0	0	0

Darlene Zimmerman,	2010	0	0	0	0	0	0	0	0
Former President, former Treasurer,	2009	0	0	0	0	0	0	0	0
former Secretary, former Director (resigned 12/08/2009)	2008	0	0	0	0	0	0	0	0

Employment Agreements

There are no employment agreements with any of our officers and none are contemplated. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers.

Securities Authorized for Issuance Under Compensatory Plans

None.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our executive officers, or directors or employees during the current fiscal year.  No stock options have been previously granted.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year, of July 31, 2010.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Raniero Corsini (appointed director 7/16/2010)	0	0	0	0	0	0	0
Martin Doane (appointed director 7/16/2010)	0	0	0	0	0	0	0
Helen Keser (resigned 7/25/2010)	0	0	0	0	0	0	0
Antonio Turgeon (resigned 7/25/2010)	0	0	0	0	0	0	0
Darlene Zimmerman (resigned 12/08/2009)	0	0	0	0	0	0	0

There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.  No additional amounts are payable to the Company’s directors for committee participation or special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of July 31, 2010, with the computation being based upon 15,050,000 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class (2)

Officers and Directors

Martin Doane (1)	9,000,000	Vice-President, Secretary and Director	59.8%

Raniero Corsini	0	President, Principal Executive Officer,	0%
		Principal Financial Officer, Principal Accounting Officer, Treasurer and Director

All Officers and Directors as a
Group (2 Persons)	9,000,000		59.8%

Principal Stockholders

2251442 Ontario Inc. (1)
36 Lombard Street, Suite 700
Toronto, Ontario M5C 2X3	9,000,000	Principal Stockholder	59.8%

(1)
Represents shares held in the name of 2251442 Ontario Inc., for which Ubequity Capital Partners Inc.; 36 Lombard Street, Suite 700, Toronto, ON M5C 2X3, is the sole shareholder. The voting and disposition power of the shares controlled by Ubequity is shared by Ubequity’s two Global Managing Directors; Bill Calsbeck and Martin Doane.

(2)	Percentage based on 15,050,000 shares of common stock outstanding on July 31, 2010.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Corsini, our President, Principal Financial Officer and director, provides us his office in which we conduct business on our behalf.  Mr. Corsini does not receive any remuneration for the use of this facility or time spent on behalf of us.

As at July 31, 2010, Mr. Corsini, our President is owed $3,687 for additional working capital.  The amount due is unsecured, non-interest bearing and due on demand.

During the fiscal year ended July 31, 2010, we issued 9,000,000 common shares to 2251442 Ontario Inc.; for which Ubequity Capital Partners Inc. is the sole shareholder. The voting and disposition power of the shares controlled by Ubequity is shared by Ubequity’s two Global Managing Directors; Bill Calsbeck and Martin Doane; who is our Vice-President, Secretary and member of our board of directors.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$10,125
2009	$6,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$-
2009	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$-
2009	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$-
2009	$-

(5)           Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)           The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2

23.1	Consent letter from Seale and Beers, CPA				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 11th day of October, 2011.

NO SHOW, INC.

BY:	/s/ RANIERO CORSINI
Raniero Corsini, President, Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ RANIERO CORSINI	President, Principal Executive Officer,	October 11, 2011
	Raniero Corsini	Principal Financial Officer, Treasurer and Director

By:	/s/ MARTIN DOANE	Vice-President, Secretary and Director	October 11, 2011
Martin Doane

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2

23.1	Consent letter from Seale and Beers, CPA				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X