Form 10-Q
period 2010-10-31
No Show, Inc.
filed 2011-12-13
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52961

NO SHOW, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

36 Lombard Street, Suite 700
Toronto, Ontario
Canada M5C 2X3
 (Address of principal executive offices, including zip code.)

(416) 941-9069
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [  ]   NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X]   NO [  ]

At November 2, 2011, the Registrant had 15,050,000 common shares outstanding.

NO SHOW, INC.

Index to Form 10-Q
For the Quarterly Period Ended October 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

No Show, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	October 31, 2010	July 31, 2010

ASSETS

Current Assets:
Cash	$-	$-
Prepaid expense	-	-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$49,582	$11,840
Due to related party	3,687	3,687

Total Current Liabilities	53,269	15,527

Stockholders’ Equity:

Common Stock, $0.001 par value, 75,000,000 shares authorized
15,050,000 and 15,050,000 shares issued and outstanding
as of 10/31/10 and 07/31/10 respectively	15,050	15,050
Additional Paid-in Capital	79,250	79,250
Deficit Accumulated During Development Stage	(147,569)	(109,827)

Total Stockholders’ Equity (Deficit)	(53,269)	(15,527)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended October 31, 2010	For the Three Months Ended October 31, 2009	August 23, 2005 (inception) to October 31, 2010

REVENUE	$––	$––	$––

EXPENSES

Advertising	––	––	26,711
General and administrative expenses	37,742	3,000	120,858
Total Expenses	37,742	3,000	147,569

NET LOSS FROM OPERATIONS	$(37,742)	$(3,000)	$(147,569)

NET (LOSS) PER SHARE- BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	15,050,000	21,050,000

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended October 31, 2010	For the Three Months Ended October 31, 2009	August 23, 2005 (inception) to October 31, 2010

OPERATING ACTIVITIES

Net (loss)	$(37,742)	$(3,000)	$(147,569)

Adjustment to reconcile net loss to net cash provided (used) by operating activities:

Increase (decrease) in accounts payable	37,742	––	49,582

(Increase) decrease in prepaid expense	––	3,000	––

Expenses paid by related parties	––	––	3,500

Net Cash (Used) By Operating Activities	––	––	(94,487)

FINANCING ACTIVITIES
Issuances of common stock	––	––	101,000
Advances from related party	––	––	187
Cancellation of common stock	––	––	(30,000)
Officer contributed capital	––	––	23,300

Net Cash Provided From Financing Activities	––	––	94,487

NET CHANGE IN CASH	––	––	––

CASH AND EQUIVALENTS –BEGINNING OF PERIOD	––	––	––

CASH AND EQUIVALENTS – END OF PERIOD	$––	$––	$––

SUPPLEMENTAL DISCLOSURES:

Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––
Non-cash transactions
Expenses paid by related parties	$––	$––	$3,500

The accompanying notes are an integral part of these financial statements.

NO SHOW, INC.
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
October 31, 2010

NOTE 1.                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2010 audited financial statements.  The results of operations for the periods ended October 31, 2010 are not necessarily indicative of the operating results for the full year.

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

NOTE 2.                      GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At October 31, 2010 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business;   however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of October 31, 2010, the Company has never generated any revenues and has accumulated losses of $147,569 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 3.                      RECENT PRONOUNCEMENTS

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

NOTE 5.                      RELATED PARTY TRANSACTIONS

As at October 31, 2010, our President is owed $3,687 (July 31, 2010 - $3,687) for loans.  The amount due is unsecured, non-interest bearing and due on demand.

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

NOTE 7.                      SUBSEQUENT EVENTS

The Company has evaluated all events up through November 2, 2011 and determined that there are none to disclose.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In this Form 10-Q references to “No Show”, “the Company”, “we”, “us” and “our” refer to No Show, Inc.

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

We have limited resources and there is no assurance that future financing will be available to us on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Overview of Operations

We were incorporated in the State of Nevada on August 23, 2005.  We maintain our statutory registered agent's office at 6170 West Lake Mead Blvd., #405, Las Vegas, Nevada, 89109 and our business office is Suite 700, 36 Lombard Street, Toronto, Ontario, Canada M5C 2X3. Our telephone number is (416) 941-9069.

Our original business was to involve the design and marketing of women’s intimate apparel.  Emphasis was on utilizing fabric and stitch design which would not show through regular clothing as undergarments.  We had developed a few strategies to accomplish this goal.  Management had planned to shop for clothing contract manufacturers outside of the U.S. preferably Mexico to produce our intimate apparel garments but had not enlisted or signed any contract manufacturing contracts or agreements.  Management had developed two patterns for our intimate apparel garments and was in the process of identifying the type of fabrics to be used for future products.  The process to identify the fabrics to be used included the following:  a) availability of the fabric; b) cost of the fabric; c) durability; d) moisture-wicking fabric (a moisture-wicking fabric is a fabric that pulls moisture away from the skin to keep the body dry, as compared to a natural fiber like cotton that retains moisture; e) comfortable; f) a fabric which will allow invisible seams; and g) a machine washable fabric.

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

Our business plan was to rely on third party subcontractors and suppliers to provide raw product materials, components and to formulate and package the finished goods. The contracted third parties would also provide order fulfillment, warehousing and distribution services.  We planned to purchase all of our raw materials from several third party suppliers and manufacturers pursuant to purchase orders without any long-term agreements.  We would be dependent upon manufacturers for the production (manufacturing) of all of our future products.  We did not plan on selling our product(s) directly to the end user.  Our intent was to establish relationships with specialty retailers, spas, salons and distributors, the majority of which are on a purchase order basis, without long term commitments. Our marketing plan was to hire outside graphic designer and public relations firms to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, and press releases.

Unfortunately we were unable to secure and develop working relationships with third party subcontractors to provide the raw product materials and formulate the skin care products and as a result we have been exploring alternative business opportunities.  We have not identified any new business opportunities and have no agreements related to such opportunities at this time.

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We can now be defined as a "shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity. As at October 31, 2010, we have no assets and no operations.

Liquidity and Capital Resources

At October 31, 2010, we had total assets of $0.   Our liabilities were $53,269, resulting in a working capital deficit of $53,269, compared to $0 in total assets and total liabilities of $15,527 at July 31, 2010.

Total liabilities for the three months ended October 31, 2010 and for the year ended July 31, 2010 were comprised of accounts payable items for audit and legal expenses, professional fees due to our transfer agent and a loan payable to our President.

We incurred a loss of $37,742 for the three months ended October 31, 2010 and we have incurred an aggregate deficit since inception of $147,569.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to October 31, 2010 was $101,000.

At October 31, 2010 we had $0 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

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

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  There can be no assurance that we will be able to raise additional capital, and if we are unable to raise additional capital, we will unlikely be able to continue operations.  Management has committed to providing additional advances as required to enable us to maintain our filing requirements.

Plan of Operations

Currently, we are a development stage corporation.  A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.

During the period we entered into negotiations with Ubequity Capital Partners Inc. and Hollywood.TV and Sports.TV to structure a Plan of Merger whereby we would acquire the collective businesses and assets of Hollywood.TV and Sports.TV in a reverse takeover transaction.  Ubequity had undertaken to provide for $20 million in staged financing subject to a number of terms and conditions including due diligence, the negotiation and execution of all definitive documentation I form and substance reasonably satisfactory to Ubequity, our Company and Hollywood.TV and Sports.TV and the receipt of required approvals.  Initial due diligence was undertaken and upon further consideration the proposed transaction was abandoned. We are now seeking other business opportunities.

Our plan of operation for the next twelve months will be to : (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

For the Three Months Ended October 31, 2010 and 2009

We had a net loss of $37,742 for the three months ended October 31, 2010 compared to a net loss of $3,000 for the three months ended October 31, 2009.  The change is explained below.  We did not generate any revenues during the three months ended October 31, 2010 and 2009.

Operating Expenses:  Operating expenses were $37,742 and $3,000 for the three months ended October 31, 2010 and 2009, respectively.  For the three month periods ended October 31, 2010 and 2009 much of the Company’s resources were directed at maintaining the Company in good standing and developing our business plan. During the period ended October 31, 2010, operating expenses increased by $34,742 due to an increase in legal expenses associated with legal services for reviewing the Company’s listing status, preparation and review of the Company’s continuous disclosure documents and due diligence conducted on a former prospective merger candidate (Hollywood.tv and Sports.tv).  No letter of intent was ever signed between the Company and the former merger candidate but counsel was engaged to initiate due diligence.

We anticipate our operating expenses will increase as we enhance our operations.

At the date of this report, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Going Concern Uncertainties

As of the date of this quarterly report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations.  The financial statements included in this quarterly report have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.  If we are not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

Off-Balance Sheet Arrangements

At October 31, 2010, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended July 31, 2010 and subsequently through the interim quarterly report for the period ending October 31, 2010.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of our financial statements in accordance with U. S. generally accepted accounting principles.

The evaluation examined those disclosure controls and procedures as of October 31, 2010, the end of the period covered by this report.  Based on that evaluation, our management concluded that, during the period covered by this report, our disclosure controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Principal Executive Officer in connection with the review of our financial statements as of October 31, 2010.

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

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company’s financial statements contained in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the creation of a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th day of December, 2011.

NO SHOW, INC.

BY:	/s/ RANIERO CORSINI
Raniero Corsini, President, Principal Financial Officer, Principal Accounting Officer and Treasurer and Director

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