Form 10-Q
period 2011-04-30
No Show, Inc.
filed 2011-12-14
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

NO SHOW, INC.

Index to Form 10-Q
For the Quarterly Period Ended April 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

No Show, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	April 30, 2011	July 31, 2010

ASSETS

Current Assets:
Cash	$-	$-
Prepaid expense	-	-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$28,085	$11,840
Due to related party	30,672	3,687

Total Current Liabilities	58,757	15,527

Stockholders’ Equity:

Common Stock, $0.001 par value, 75,000,000 shares authorized
15,050,000 and 15,050,000 shares issued and outstanding
as of 04/30/11 and 07/31/10 respectively	15,050	15,050
Additional Paid-in Capital	79,250	79,250
Deficit Accumulated During Development Stage	(153,057)	(109,827)

Total Stockholders’ Equity (Deficit)	(58,757)	(15,527)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,		August 23, 2005 (inception) To April 30,
	2011	2010	2011	2010	2011

REVENUE	$––	$––	$––	$––	$––

EXPENSES

Advertising	––	23,843	––	26,711	26,711
General and administrative expenses	4,904	18,327	45,230	28,192	128,346
Settlement of debt	––	––	(2,000)	––	(2,000)
Total Expenses	4,904	42,170	43,230	54,903	153,057

NET LOSS FROM OPERATIONS	(4,904)	(42,170)	(43,230)	(54,903)	(153,057)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	––	(252)	––	(477)	––

Total Other Comprehensive Income (Loss)	––	(252)	––	(477)	––

COMPREHENSIVE LOSS	$(4,904)	$(42,422)	$(43,230)	$(55,380)	$(153,057)
NET (LOSS) PER SHARE- BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	15,050,000	19,050,000	15,050,000	20,383,333

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Nine Months Ended April 30, 2011	For the Nine Months Ended April 31, 2010	August 23, 2005 (inception) to April 30, 2011

OPERATING ACTIVITIES

Net (loss)	$(43,230)	$(54,903)	$(153,057)

Adjustment to reconcile net loss to net cash provided (used) by operating activities:

Increase (decrease) in accounts payable	16,245	11,985	28,085

(Increase) decrease in prepaid expense	––	3,500	––

Expenses paid by related parties	26,985	––	30,672

Net Cash (Used) By Operating Activities	––	(39,419)	(94,300)

FINANCING ACTIVITIES
Issuances of common stock	––	70,000	101,000
Advances from related party	––	––	––
Cancellation of common stock	––	(30,000)	(30,000)
Officer contributed capital	––	––	23,300

Net Cash Provided From Financing Activities	––	40,000	94,300

FOREIGN EXCHANGE EFFECT ON CASH	––	(477)	––

NET CHANGE IN CASH	––	104	––

CASH AND EQUIVALENTS –BEGINNING OF PERIOD	––	––	––

CASH AND EQUIVALENTS – END OF PERIOD	$––	$104	$––

SUPPLEMENTAL DISCLOSURES:

Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––
Non-cash transactions
Expenses paid by related parties	$––	$––	$30,672

The accompanying notes are an integral part of these financial statements.

NO SHOW, INC.
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2011

NOTE 1.                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2010 audited financial statements.  The results of operations for the periods ended April 30, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 2.                      GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At April 30, 2011 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of April 30, 2011, the Company has never generated any revenues and has accumulated losses of $153,057 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 5.                      RELATED PARTY TRANSACTIONS

As at April 30, 2011, our President is owed $30,672 (July 31, 2010 - $3,687) for loans.  The amount due is unsecured, non-interest bearing and due on demand.

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

Liquidity and Capital Resources

At April 30, 2011, we had total assets of $0.   Our liabilities were $58,757, resulting in a working capital deficit of $58,757, compared to $0 in total assets and total liabilities of $15,527 at July 31, 2010.

Total liabilities for the nine month period ended April 30, 2011 were comprised of accounts payable items for legal expenses, fees due to our transfer agent, fees due to our EDGAR filing agent and a loan payable to our President while liabilities for the year ended July 31, 2010 were comprised of accounts payable items for audit and legal expenses, professional fees due to our transfer agent and a loan payable to our President.

We incurred a loss of $43,230 for the nine months ended April 30, 2011 and we have incurred an aggregate deficit since inception of $153,057.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to April 30, 2011 was $101,000.

At April 30, 2011 we had $0 cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

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

Results of Operations

For the nine months ended April 30, 2011 compared to April 30, 2010 and for the three months ended April 30, 2011 compared to April 30, 2010

We did not generate any revenues during the periods ended April 30, 2011 and 2010.

During the periods ended April 30, 2011 and 2010, much of the Company’s resources were directed at maintaining the Company in good standing and identifying new business opportunities.  To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

For the nine months ended April 30, 2011 and 2010: We had a net loss of $43,230 for the nine months ended April 30, 2011 compared to a net loss of $55,380 for the nine month period ended April 30, 2010.  Operating expenses were $43,230 and $54,903 respectively.  In the nine months ended April 30, 2011, operating expenses decreased by $11,673 due to the fact that no advertising expenses were incurred during the 2011 period and we recorded a settlement of debt in the amount of $2,000 for an accounts payable item due to a law firm for services rendered.  During the period ended April 30, 2010 we accounted for a loss of $477 due to foreign currency translation adjustments.

For the three months ended April 30, 2011 and 2010: We had a net loss of $4,904 for the three months ended April 30, 2011 compared to a net loss of $42,422 for the period ended April 30, 2010.  Operating expenses were $4,904 and $42,170 respectively.  In the three months ended April 30, 2011, operating expenses decreased by $37,266 as a result of decreased operating expenses overall and an absence of advertising expenses. During the period ended April 30, 2010 we accounted for a loss of $252 due to foreign currency translation adjustments.

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

Off-Balance Sheet Arrangements

At April 30, 2011, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended July 31, 2010 and subsequently through the interim quarterly report for the period ending April 30, 2011.

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

The evaluation examined those disclosure controls and procedures as of April 30, 2011, the end of the period covered by this report.  Based on that evaluation, our management concluded that, during the period covered by this report, our disclosure controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Principal Executive Officer in connection with the review of our financial statements as of April 30, 2011.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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