Form 10-K
period 2011-07-31
No Show, Inc.
filed 2012-01-18
CIK 1411009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011

Commission file number 000-52961

NO SHOW, INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

36 Lombard Street, Suite 700, Toronto, Ontario, Canada M5C 2X3

(Address of principal executive offices, including zip code.)

(416) 941-9069

(Registrant’s telephone number, including area code)

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

The aggregate market value of the voting common stock held by non-affiliates (6,050,000 shares of voting common stock) as of the most recently completed second fiscal quarter, computed at the par value of the stock of $0.001 was $6,050.

On January 13, 2012, the Registrant had 15,450,000 outstanding common shares of voting common stock.

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

In this Form 10-K references to “No Show”, “the Company”, “we”, “us” and “our” refer to No Show, Inc.

PART I

ITEM 1.                  BUSINESS

We were incorporated in the State of Nevada on August 23, 2005.  We maintain our statutory registered agent’s office at 6170 West Lake Mead Blvd., #405, Las Vegas, Nevada, 89109 and our business office is Suite 700, 36 Lombard Street, Toronto, Ontario, Canada M5C 2X3. Our telephone number is (416) 941-9069.

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

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We can now be defined as a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.  As at July 31, 2011, we have no assets other than $12,535 in cash and no operations.

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

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our officers and directors would not thereby become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management’s analysis of the quality of the other company’s management and personnel,
-	the anticipated acceptability of new products or marketing concepts,
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

Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our officers and directors to seek the stockholders’ advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our officers and directors, who are not professional business analysts.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder’s fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

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

Potential investors must recognize that, because of our limited capital available for investigation and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

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

Implementing such structure may require a merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our officers and directors may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our officers, directors and principal shareholders.

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

Fiscal Year	High Bid	Low Bid
2011

Fourth Quarter 05-1-11 to 07-31-11	No activity	No activity
Third Quarter 02-1-11 to 04- 30-11	No activity	No activity
Second Quarter 11-1-10 to 01-31-11	No activity	No activity
First Quarter 08-1-10 to 10-31-10	No activity	No activity

Fiscal Year	High Bid	Low Bid
2010

Fourth Quarter 05-1-10 to 07-31-10	No activity	No activity
Third Quarter 02-1-10 to 04-30-10	No activity	No activity
Second Quarter 11-1-09 to 01-31-10	No activity	No activity
First Quarter 08-1-09 to 10-31-09	No activity	No activity

Shareholders

At July 31, 2011 the Company had 33 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company.

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

Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

Liquidity and Capital Resources

At July 31, 2011, we had total assets of $12,535 consisting solely of cash.  Our liabilities were $85,156, resulting in a working capital deficit of $72,621, compared to $0 in total assets and total liabilities of $15,527 at July 31, 2010.

Total liabilities for the year ended July 31, 2011 were comprised of accounts payable items for audit and legal expenses, professional fees due to our transfer agent and Edgar filing agent and a loan payable to our president.   We incurred a loss of $59,094 for the year ended July 31, 2011 and we have incurred an aggregate deficit since inception of $168,921.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to July 31, 2011 was $101,000.

At July 31, 2011 we had $12,535 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operation. Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. To date our president is owed a total of $65,672 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

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

Results of Operations

For the Years Ended July 31, 2011 and 2010

We had a net loss of $59,094 for the year ended July 31, 2011 compared to a net loss of $59,001 for the year ended July 31, 2010.  The change is explained below. We did not generate any revenues during the fiscal years ended July 31, 2011 and July 31, 2010.

Operating Expenses:  Operating expenses were $59,094 and $59,001 for the years ended July 31, 2011 and 2010, respectively.  In fiscal 2011, operating expenses remained relatively constant with the preceding year.  No advertising expenses were incurred during the 2011 fiscal year however there was a significant increase in legal fees as the company retained outside assistance to try to bring the Company back into good standing with the regulatory authorities and to make application for a listing on another stock quotation service.

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

Off-Balance Sheet Arrangements

As of July 31, 2011, we did not have any off-balance sheet arrangements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements and Schedules

No Show, Inc.
(A Development Stage Company)

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders’ Equity (Deficit)	F–4

Statements of Cash Flows	F–6

Notes to the Financial Statements	F–7

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
No Show, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of No Show, Inc. (A Development Stage Company) as of July 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and since inception on August 23, 2005 through July 31, 2011. No Show, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of No Show, Inc. (A Development Stage Company) as of July 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and since inception on August 23, 2005 through July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has earned no revenues since inception, has negative working capital at July 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ SEALE AND BEERS, CPAS

Seale and Beers, CPAs
Las Vegas, Nevada
January 11, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

No Show, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	July 31,
	2011	2010

ASSETS

Current Assets:
Cash	$12,535	$-
Total current assets	12,535	-

TOTAL ASSETS	$12,535	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)

Current Liabilities:
Accounts payable	$19,484	$11,840
Due to related party	65,672	3,687

Total Current Liabilities	85,156	15,527

Stockholders’ Equity (Deficit):

Common Stock, $0.001 par value, 75,000,000 shares authorized, 15,050,000 and15,050,000 shares issued and outstanding as of 07/31/11 and 07/31/10 respectively	15,050	15,050
Additional Paid-in Capital	81,250	79,250
Deficit Accumulated During Development Stage	(168,921)	(109,827)

Total Stockholders’ Equity (Deficit)	(72,621)	(15,527)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)	$12,535	$-

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010	August 23, 2005 (inception) to July 31, 2011

REVENUE	$-	$-	$-

EXPENSES

Advertising	-	26,711	26,711
General and administrative expenses	59,094	32,290	142,210

Total Expenses	59,094	59,001	168,921

NET LOSS FROM OPERATIONS	$(59,094)	$(59,001)	$(168,921)

NET (LOSS) PER SHARE- BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	15,050,000	19,439,041

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Expressed in US Dollars)

	Common Stock		Additional Paid-In	(Deficit) Accumulated During the Development	Total Stockholders Equity
	Shares	Amount	Capital	Stage	(Deficit)
Contributed capital – May 1, 2006	-	$-	$3,000	$-	$3,000

May 2006 - Common Stock issued for cash @ $0.20 per share pursuant to Rule 504 Offering	50,000	50	9,950	-	10,000

Net (loss) for the year ended July 31, 2006	-	-	-	(2,870)	(2,710)

Balance July 31, 2006	50,000	50	12,950	(2,870)	10,130

September 2006 – Common Stock issued for cash @ $0.001 per share pursuant to Rule 506 Offering	6,000,000	6,000	-	-	6,000

May 2007 – Common stock Issued for cash @ $0.001 per share pursuant to Rule 506 Offering	15,000,000	15,000	-	-	15,000

Net (loss) for the year ended July 31, 2007	-	-	-	(16,130)	(16,130)

Balance, July 31, 2007	21,050,000	21,050	12,950	(19,000)	15,000

Net (loss) for the year ended July 31, 2008	-	-	-	(14,816)	(14,816)

Balance, July 31, 2008	21,050,000	21,050	12,950	(33,816)	184

December 2008 – Contributed capital	-	-	4,000	-	4,000

February 2009 – Contributed capital	-	-	6,300	-	6,300

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) - Continued
(Expressed in US Dollars)

	Common Stock		Additional Paid In	(Deficit) Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

July 2009- Contributed capital	-	-	10,000	-	10,000

Net (loss) for the year ended July 31, 2009	-	-	-	(17,009)	(17,009)

Balance, July 31, 2009	21,050,000	21,050	33,250	(50,825)	3,475

December 7, 2009 – Common Stock issued for cash @ $0.004 per share for $70,000	18,000,000	18,000	52,000	-	70,000

December 8, 2009 – Common Stock repurchased @ $0.002	(15,000,000)	(15,000)	(15,000)	-	(30,000)

March 22, 2010 – Common Stock returned by former officer and cancelled	(9,000,000)	(9,000)	9,000	-	-

July 24, 2010 – Stock repurchased for cash at $0.0006 per share	(9,000,000)	(9,000)	4,000	-	(5,000)

July 24, 2010 – Stock issued for cash at $0.0006 per share	9,000,000	9,000	(4,000)	-	5,000

Net (loss) for the year ended July 31, 2010	-	-	-	(59,001)	(59,001)

Balance, July 31, 2010	15,050,000	15,050	79,250	(109,827)	(15,527)

January 2011 – Contributed capital	-	-	2,000	-	2,000

Net (loss) for the year ended July 31, 2011	-	-	-	(59,094)	(59,094)

Balance, July 31, 2011	15,050,000	15,050	81,250	(168,921)	(72,621)

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010	August 23, 2005 (inception) to July 31, 2011

OPERATING ACTIVITIES

Net (loss)	$(59,094)	$(59,001)	$(168,921)

Adjustment to reconcile net loss to net cash provided (used) by operating activities:

Increase (decrease) in accounts payable	9,644	11,814	21,484
(Increase) decrease in prepaid expense	––	3,500	––
Expenses paid by related parties	36,985	3,500	40,672

Net Cash (Used) By Operating Activities	(12,465)	(40,187)	(106,765)

FINANCING ACTIVITIES
Issuances of common stock	––	70,000	101,000
Advances from related party	25,000	187	25,000
Cancellation of common stock	––	(30,000)	(30,000)
Contributed capital	––	––	23,300

Net Cash Provided From Financing Activities	25,000	40,187	119,300

NET CHANGE IN CASH	12,535	––	12,535

CASH AND EQUIVALENTS – BEGINNING OF PERIOD	––	––	––

CASH AND EQUIVALENTS – END OF PERIOD	$12,535	$––	$12,535

SUPPLEMENTAL DISCLOSURES:

Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––
Non-cash transactions
Contributed capital	$2,000	$––	$2,000
Expenses paid by Related Parties	36,985	3,500	40,672

The accompanying notes are an integral part of these financial statements.

NO SHOW, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011

NOTE 1.                 GENERAL ORGANIZATION AND BUSINESS

No Show, Inc. (“the Company”) was incorporated under the laws of the state of Nevada on August 23, 2005. The Company has been in the development stage since inception and has had limited operations to date.  The Company’s sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity.

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
Calculation of net income (loss) per share is as follows:

	For the Year Ended July 31,
	2011	2010

Net (loss) (numerator)	$(59,094)	$(59,001)

Weighted average common shares outstanding (denominator)	15,050,000	19,439,041

Basic (loss) per share	$(0.00)	$(0.00)

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

For the period from August 23, 2005 (inception) to July 31, 2011, the Company has not recognized any revenues.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at July 31, 2011 and 2010, the Company has cash equivalents in the amount of $ nil and $nil over the federally insured limit.

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

Advertising

Advertising is expensed when incurred. The advertising expenses incurred in the periods were $0 and $26,711 for the years ended July 31, 2011 and 2010, respectively.

NOTE 3.                 GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At July 31, 2011 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations, to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of July 31, 2011, the Company has never generated any revenues and has accumulated losses of $168,921 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4.                 STOCKHOLDERS’ EQUITY

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

NOTE 5.                 RELATED PARTY TRANSACTIONS

As at July 31, 2011, our President is owed $65,672 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

The officers and directors of the Company are involved in other business activities. These persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.                 CONTRIBUTED CAPITAL

During the fiscal year ending July 31, 2011, the Company’s former corporate counsel agreed to settle $2,000 against the final balance owing to the law firm.  This amount is being recorded as contributed capital.

NOTE 7.                 PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740 which requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	July 31, 2011	July 31, 2010

Income tax expense at statutory rate	$0	$0
Common stock issued for services	0	0
Valuation allowance	0	0
Income tax expense per books	$0	$0

Net deferred tax assets consist of the following components as of:

	July 31, 2011	July 31, 2010

NOL carryover	$168,921	$109,827
Valuation allowance	0	0
Net deferred tax asset	$168,921	$109,827

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $nil for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8.                 RECENT PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 9.                 SUBSEQUENT EVENTS

Subsequent to the end of the period the Company issued 400,000 of its common shares at $0.25 per share for gross proceeds of $100,000.

NOTE 10.               COMMITMENTS AND CONTINGENICES

Contingencies

During the fiscal year ended July 31, 2010, the company paid $21,410 to a vendor for services rendered.  The Company changed management and as a result have been unable to locate backup documentation to enable it to determine if additional payments may be due to this vendor.  The Company has taken all the steps it is able to try to establish whether any additional debt is owed.  In the opinion of management, the potential exposure to the Company of any additional debt owing in this matter will not have a material adverse effect on the Company’s financial position or overall trends in results of operation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the last two fiscal years ended July 31, 2011 and 2010, included in this report have been audited by Seale and Beers, CPAs, 50 S. Jones Blvd. Suite 202, Las Vegas, Nevada 89107, as set forth in their report included herein.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2011, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The foregoing material weaknesses identified in our internal control over financial reporting were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2011.

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

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management’s report in this report.

As of July 31, 2011 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Changes in Internal Control Over Financial Reporting

  There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and principal shareholders, we believe that as of the date of this report they were current in their 16(a) reports.

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

ITEM 11.                EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of July 31, 2011 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Raniero Corsini,	2011	0	0	0	0	0	0	0	0
President, Principal Financial	2010	0	0	0	0	0	0	0	0
Officer, Principal Accounting Officer, Treasurer and Director (appointed officer 7/25/2010 and 07/04/2011)	2009	0	0	0	0	0	0	0	0

Martin Doane,	2011	0	0	0	0	0	0	0	0
Vice President, Secretary and Director	2010	0	0	0	0	0	0	0	0
(appointed officer 7/25/2010)	2009	0	0	0	0	0	0	0	0

Helen Keser,	2011	0	0	0	0	0	0	0	0
Former President, former Principal	2010	0	0	0	0	0	0	0	0
Executive Officer, former Director (resigned 7/25/2010)	2009	0	0	0	0	0	0	0	0

Darlene Zimmerman,	2011	0	0	0	0	0	0	0	0
Former President, former Treasurer,	2010	0	0	0	0	0	0	0	0
former Secretary, former Director (resigned 12/08/2009)	2009	0	0	0	0	0	0	0	0

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

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year, of July 31, 2011.

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

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of July 31, 2011, with the computation being based upon 15,050,000 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

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

(2)	Percentage based on 15,050,000 shares of common stock outstanding on July 31, 2011.

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

As at July 31, 2011, Mr. Corsini, our President is owed $65,672 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

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

2011	$8,000
2010	$10,125

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$-
2010	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$-
2010	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$-
2010	$-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 13th day of January, 2012.

NO SHOW, INC.

BY:	/s/ RANIERO CORSINI
Raniero Corsini, President, Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ RANIERO CORSINI	President, Principal Executive Officer,	January 13, 2012
	Raniero Corsini	Principal Financial Officer, Treasurer and Director

By:	/s/ MARTIN DOANE	Vice-President, Secretary and Director	January 13, 2012
Martin Doane

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1
3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2
23.1	Consent letter from Seale and Beers, CPA				X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X