Form 10-Q
period 2011-10-31
No Show, Inc.
filed 2012-02-14
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

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
YES [X]   NO [   ]

At February 10, 2012, the Registrant had 15,650,000 common shares outstanding.

NO SHOW, INC.

Index to Form 10-Q
For the Quarterly Period Ended October 31, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

No Show, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	October 31, 2011	July 31, 2011

ASSETS

Current Assets:
Cash	$565	$12,535
Total current assets	565	12,535

TOTAL ASSETS	$565	$12,535

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)

Current Liabilities:
Accounts payable	$19,505	$19,484
Due to related party	65,672	65,672

Total Current Liabilities	85,177	85,156

Stockholders’ Equity (Deficit):

Common Stock, $0.001 par value, 75,000,000 shares authorized 15,050,000 and 15,050,000 shares issued and outstanding as of 10/31/11 and 07/31/11 respectively	15,050	15,050
Additional Paid-in Capital	81,250	81,250
Deficit Accumulated During Development Stage	(180,912)	(168,921)

Total Stockholders’ Equity (Deficit)	(84,612)	(72,621)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)	$565	$12,535

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended October 31, 2011	For the Three Months Ended October 31, 2010	August 23, 2005 (inception) To October 31, 2011

REVENUE	$––	$––	$––

EXPENSES

Advertising	––	––	26,711
General and administrative expenses	11,991	37,742	154,201

Total Expenses	11,991	37,742	180,912

NET LOSS FROM OPERATIONS	$(11,991)	$(37,742)	$(180,912)

NET (LOSS) PER SHARE- BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	15,050,000	15,050,000

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended October 31, 2011	For the Three Months Ended October 31, 2010	August 23, 2005 (inception) to October 31, 2011

OPERATING ACTIVITIES

Net (loss)	$(11,991)	$(37,742)	$(180,912)

Adjustment to reconcile net loss to net cash provided (used) by operating activities:

Increase (decrease) in accounts payable	21	37,742	19,505
Expenses paid by related parties	––	––	40,672

Net Cash (Used) By Operating Activities	(11,970)	––	(120,735)

FINANCING ACTIVITIES
Issuances of common stock	––	––	101,000
Advances from related party	––	––	25,000
Cancellation of common stock	––	––	(30,000)
Contributed capital	––	––	25,300

Net Cash Provided From Financing Activities	––	––	121,300

NET CHANGE IN CASH	(11,970)	––	565

CASH AND EQUIVALENTS –BEGINNING OF PERIOD	12,535	––	––

CASH AND EQUIVALENTS – END OF PERIOD	$565	––	$565

SUPPLEMENTAL DISCLOSURES:

Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––
Non-cash transactions
Contributed capital	$––	$––	$2,000
Expenses paid by Related Parties	$––	$––	$40,672

The accompanying notes are an integral part of these financial statements.

NO SHOW, INC.
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
October 31, 2011

NOTE 1.                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2011 audited financial statements.  The results of operations for the periods ended October 31, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 2.                      GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At October 31, 2011 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of October 31, 2011, the Company has never generated any revenues and has accumulated losses of $180,912 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

During the fiscal year ending July 31, 2009, the Company's former corporate counsel agreed to prepare, write, Edgarize and provide legal opinion for the Company's interim reports and Form 10-K filing, which the law firm valued at $10,000. The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his licensed revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor.

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

NOTE 5.                      RELATED PARTY TRANSACTIONS

As at October 31, 2011, our President is owed $65,672 (July 31, 2011 - $65,672) for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

The officers and directors of the Company are involved in other business activities. These persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.                      SUBSEQUENT EVENTS

On December 8, 2011, the Company issued 400,000 of its common shares at $0.25 per share for gross proceeds of $100,000.

On January 12, 2012, the Company issued 200,000 of its common shares at $0.25 per share for gross proceeds of $50,000.

The Company’s management has evaluated all subsequent events through the filing date of these financial statements and has determined there are no further subsequent events to disclose.

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

Liquidity and Capital Resources

At October 31, 2011, we had total assets of $565 consisting solely of cash.   Our liabilities were $85,177, resulting in a working capital deficit of $84,612, compared to $12,535 in total assets and total liabilities of $85,156 at July 31, 2011.

Total liabilities for the three month period ended October 31, 2011 were comprised of accounts payable items for legal and audit expenses, fees due to our EDGAR filing agent and a loan payable to our president while liabilities for the year ended July 31, 2011 were comprised of the same as well as accounts payable items due to our transfer agent.

We incurred a loss of $11,991 for the three months ended October 31, 2011 and we have incurred an aggregate deficit since inception of $180,912.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to October 31, 2011 was $101,000.

At October 31, 2011 we had $565 in cash remaining in our treasury.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

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

Subsequent to the end of the reporting period, we sold  400,000 common shares at $0.25 per share for proceeds of $100,000 and a further 200,000 common shares at $0.25 per share for combined gross proceeds totaling $150,000.

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

Results of Operations

For the Three Months ended October 31, 2011 and 2010

We did not generate any revenues during the periods ended October 31, 2011 and 2010.

During the periods ended October 31, 2011 and 2010, much of the Company’s resources were directed at maintaining the Company in good standing and identifying new business opportunities.  To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

We had a net loss of $11,991 for the three months ended October 31, 2011 compared to a net loss of $37,742 for the three months ended October 31, 2010.  The change is explained below.

Operating Expenses: Operating expenses were $11,991 and $37,742 for the three months ended October 31, 2011 and 2010 respectively.   During the three months ended October 31, 2010, operating expenses were considerably greater due to increased legal fees incurred in the period, as the Company retained outside assistance to try to bring the Company back into good standing with the regulatory authorities, making application for a listing on another stock quotation service and due diligence conducted on a former prospective merger candidate.

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

Off-Balance Sheet Arrangements

At October 31, 2011, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended July 31, 2011 and subsequently through the interim quarterly report for the period ending October 31, 2011.

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

The evaluation examined those disclosure controls and procedures as of October 31, 2011, the end of the period covered by this report.  Based on that evaluation, our management concluded that, during the period covered by this report, our disclosure controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Principal Executive Officer in connection with the review of our financial statements as of October 31, 2011.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 10th day of February, 2012.

NO SHOW, INC.

BY:	/s/ RANIERO CORSINI
Raniero Corsini, President, Principal Financial Officer, Principal Accounting Officer, Treasurer and Director

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