Form 10-Q
period 2012-01-31
No Show, Inc.
filed 2012-03-07
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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
YES [X]   NO [   ]

At March 5, 2012, the Registrant had 15,650,000 common shares outstanding.

NO SHOW, INC.

Index to Form 10-Q
For the Quarterly Period Ended January 31, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

No Show, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	January 31,	July 31,
	2012	2011

ASSETS

Current Assets:
Cash	$33,087	$12,535
Prepaid expenses	6,773	-
Total current assets	39,860	12,535

TOTAL ASSETS	$39,860	$12,535

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)

Current Liabilities:
Accounts payable	$29,281	$19,484
Due to related party	672	65,672

Total Current Liabilities	29,953	85,156

Stockholders’ Equity (Deficit):

Common Stock, $0.001 par value, 75,000,000 shares authorized 15,650,000 and 15,050,000 shares issued and outstanding as of 01/31/12 and 07/31/11 respectively	15,650	15,050
Additional Paid-in Capital	230,650	81,250
Deficit Accumulated During Development Stage	(236,393)	(168,921)

Total Stockholders’ Equity (Deficit)	9,907	(72,621)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)	$39,860	$12,535

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					August 23, 2005
	For the Three Months		For the Six Months		(inception)
	Ended January 31,		Ended January 31,		To January 31,
	2012	2011	2012	2011	2012

REVENUE	$––	$––	$––	$––	$––

EXPENSES

Advertising	––	––	––	––	26,711
General and administrative expenses	55,481	2,583	67,472	40,326	209,682

Total Expenses	55,481	2,583	67,472	40,326	236,393

NET LOSS FROM OPERATIONS	$(55,481)	$(2,583)	$(67,472)	$(40,326)	$(236,393)

NET (LOSS) PER SHARE- BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	15,326,087	15,050,000	15,188,043	15,050,000

The accompanying notes are an integral part of these financial statements.

No Show, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Six	For the Six	August 23, 2005
	Months Ended	Months Ended	(inception)
	January 31, 2012	January 31, 2011	to January 31, 2012

OPERATING ACTIVITIES

Net (loss)	$(67,472)	$(40,326)	$(236,393)

Adjustment to reconcile net loss to net cash provided (used) by operating activities:

Increase (decrease) in accounts payable	9,797	13,341	29,281
(Increase) decrease in prepaid expenses	(6,773)	––	(6,773)
Expenses paid by related parties	(65,000)	26,985	672

Net Cash (Used) By Operating Activities	(129,448)	––	(213,213)

FINANCING ACTIVITIES
Issuances of common stock	150,000	––	251,000
Advances from related party	––	––	––
Cancellation of common stock	––	––	(30,000)
Contributed capital	––	––	25,300

Net Cash Provided From Financing Activities	150,000	––	246,300

NET CHANGE IN CASH	20,552	––	33,087

CASH AND EQUIVALENTS –BEGINNING OF PERIOD	12,535	––	––

CASH AND EQUIVALENTS – END OF PERIOD	$33,087	$––	$33,087

SUPPLEMENTAL DISCLOSURES:

Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––
Non-cash transactions
Contributed capital	$––	$2,000	$25,300
Expenses paid by Related Parties	$––	$––	$672

The accompanying notes are an integral part of these financial statements.

NO SHOW, INC.
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2012

NOTE 1.          CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2011 audited financial statements.  The results of operations for the period ended January 31, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 2.          GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At January 31, 2012 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of January 31, 2012, the Company has never generated any revenues and has accumulated losses of $236,393 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

During the fiscal year ending July 31, 2009, the Company’s former corporate counsel agreed to prepare, write, Edgarize and provide legal opinion for the Company’s interim reports and Form 10-K filing, which the law firm valued at $10,000. The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his licensed revoked and was not able to complete the Company’s audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor.

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

On December 8 2011, the Company issued 400,000 shares of its common stock at $0.25 per share for $100,000 cash.

On January 12, 2012, the Company issued 200,000 shares of its common stock at $0.25 per share for $50,000 cash.

There have been no other issuances of common stock.

NOTE 5.          RELATED PARTY TRANSACTIONS

As at January 31, 2012, our President is owed $672 (July 31, 2011 - $65,672) for loans and payments made directly to vendors on behalf of the Company, having been reimbursed $65,000 during the period just ended.  The amount due is unsecured, non-interest bearing and due on demand.

The officers and directors of the Company are involved in other business activities. These persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.          RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

During the quarter ending January 31, 2011 the Company’s former corporate counsel agreed to settle $2,000 against the final balance owing to the law firm.  The Company recorded $2,000 as a recovery on its statement of operations and cash flow statements.  For the financial statements for the fiscal year ending July 31, 2011 this amount was reclassified and recorded as contributed capital, resulting in changes to the amount previously recorded as a loss on the statement of operations and cash flow statements.

NOTE 7.          SUBSEQUENT EVENTS

Subsequent to the end of the reporting period $15,062 of a payable due to a law firm was settled for $5,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The Company may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company’s suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

Overview of Operations

We were incorporated in the State of Nevada on August 23, 2005.  We maintain our statutory registered agent’s office at 1802 North Carson Street, Suite 108, Carson City, NV 89701 and our business office is Suite 700, 36 Lombard Street, Toronto, Ontario, Canada M5C 2X3. Our telephone number is (416) 941-9069.

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

Liquidity and Capital Resources

At January 31, 2012, we had total assets consisting of $33,087 in cash and $6,773 in prepaid expenses.   Our liabilities were $29,953, resulting in a working capital balance of $9,907, compared to $12,535 in total assets and total liabilities of $85,156 at July 31, 2011.

Total liabilities for the six month period ended January 31, 2012 were comprised of accounts payable items and a loan due to our President.  The accounts payable items pertained to legal expenses due to a law firm for assistance with trying to bring the Company back into good standing with the regulatory authorities; professional fees payable to an investment banking firm retained by the Company to assist with raising capital needed to pursue potential acquisitions; and business meeting expenses related to the investigation of prospective acquisitions. Subsequent to the end of the reporting period $15,062 of the payable due to the law firm was settled for $5,000.

Liabilities for the year ended July 31, 2011 were comprised of accounts payable items for audit and legal expenses, professional fees due to our transfer agent and Edgar filing agent and a loan payable to our president.

We incurred a loss of $67,472 for the six months ended January 31, 2012 and we have incurred an aggregate deficit since inception of $236,393.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to January 31, 2012 was $251,000.

At January 31, 2012 we had $33,087 in cash remaining in our treasury.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operation. Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.

To date our president is owed a total of $672 (July 31, 2011 - $65,672) for loans and payments made directly to vendors on behalf of the Company, having been reimbursed $65,000 during the period just ended.  The amount due is unsecured, non-interest bearing and due on demand.  During the period ended January 31, 2012, we sold a total of 600,000 common shares at $0.25 per share for gross proceeds of $150,000.

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

Results of Operations

For the six months ended January 31, 2012 compared to January 31, 2011 and for the three months ended January 31, 2012 compared to January 31, 2011

We did not generate any revenues during the periods ended January 31, 2012 and 2011.  During the periods ended January 31, 2012 and 2011, much of the Company’s resources were directed at maintaining the Company in good standing and identifying new business opportunities.  To date, the Company has no agreements related to such opportunities.

For the six months ended January 31, 2012 and 2011: We had a net loss of $67,472 for the six months ended January 31, 2011 compared to a net loss of $40,326 for the six month period ended January 31, 2011.  Operating expenses were $67,472 and $40,326 respectively.  In the six months ended January 31, 2012, operating expenses were higher as a result of increased professional fees and travel and entertainment expenses associated with the investigation of prospective merger candidates.   We currently have no definitive agreements or understanding with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine.

For the three months ended January 31, 2012 and 2011: We had a net loss of $55,481 for the three months ended January 31, 2012 compared to a net loss of $2,583 for the period ended January 31, 2011.  Net loss was attributable to operating expenses during both periods.  In the three months ended January 31, 2012, operating expenses increased by $52,898 primarily as a result of an increase in professional fees and travel and entertainment expenses.  During the three months ended January 31, 2012 we entered into an agreement with an investment banking firm to assist with raising capital, which would be used by the Company to pursue potential acquisitions in the natural resource sector. During the three months ended January 31, 2012, we paid $27,000 to the investment banking firm.  We also paid a finder’s fee in the amount of $10,000 to a firm retained to secure subscriptions of the Company’s common shares in anticipation of a $100,000 private placement offering to secure additional working capital for the Company.  Travel and entertainment expenses totaling $3,257 were paid during the period relating to a business meeting to discuss potential acquisitions.  In addition, we paid $8,000 in professional fees to a firm for accounting and administrative services rendered.

We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine.

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

Off-Balance Sheet Arrangements

At January 31, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report for the fiscal year ended July 31, 2011 and subsequently through the interim quarterly report for the period ending January 31, 2012.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The evaluation examined those disclosure controls and procedures as of January 31, 2012, the end of the period covered by this report.  Based on that evaluation, our management concluded that, during the period covered by this report, our disclosure controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Principal Executive Officer in connection with the review of our financial statements as of January 31, 2012.

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

Management’s Remediation Initiatives

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 8, 2011 we issued 400,000 common shares of unregistered restricted common stock at $0.25 per common share for gross proceeds to us of $100,000.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 12, 2012 we issued 200,000 common shares of unregistered restricted common stock at $0.25 per common share for gross proceeds to us of $50,000.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 5th day of March, 2012.

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