Form 10-Q
period 2012-04-30
EnDev Holdings Inc.
filed 2012-06-12
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52961

ENDEV HOLDINGS INC.
(Formerly No Show, Inc.)
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
YES [X]   NO [   ]

At June 8, 2012, the Registrant had 31,300,000 common shares outstanding.

ENDEV HOLDINGS INC.
(Formerly No Show, Inc.)

Index to Form 10-Q
For the Quarterly Period Ended April 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

EnDev Holdings Inc.
(Formerly No Show, Inc.)
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	April 30, 2012	July 31, 2011

ASSETS

Current Assets:
Cash	$4,749	$12,535
Total current assets	4,749	12,535

TOTAL ASSETS	$4,749	$12,535

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)

Current Liabilities:
Accounts payable	$29,648	$19,484
Due to related party	672	65,672

Total Current Liabilities	30,320	85,156

Stockholders’ Equity (Deficit):

Common Stock, $0.001 par value, 150,000,000 shares authorized 31,300,000 and 30,100,000 shares issued and outstanding as of 04/30/12 and 07/31/11 respectively	31,300	30,100
Additional Paid-in Capital	225,062	66,200
Deficit Accumulated During Development Stage	(281,933)	(168,921)

Total Stockholders’ Equity (Deficit)	(25,571)	(72,621)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)	$4,749	$12,535

The accompanying notes are an integral part of these financial statements.

EnDev Holdings Inc.
(Formerly No Show, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					August 23, 2005
	For the Three Months		For the Nine Months		(inception)
	Ended April 30,		Ended April 30,		To April 30,
	2012	2011	2012	2011	2012
			(Restated)

REVENUE	$––	$––	$––	$––	$––

EXPENSES

Advertising	––	––	––	––	26,711
General and administrative expenses	45,540	4,904	113,012	45,230	255,222

Total Expenses	45,540	4,904	113,012	45,230	281,933

NET LOSS FROM OPERATIONS	$(45,540)	$(4,904)	$(113,012)	$(45,230)	$(281,933)

NET (LOSS) PER SHARE- BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	31,300,000	30,100,000	30,679,562	30,100,000

The accompanying notes are an integral part of these financial statements.

EnDev Holdings Inc.
(Formerly No Show, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Nine Months Ended April 30, 2012	For the Nine Months Ended April 30, 2011 (Restated)	August 23, 2005 (inception) to April 30, 2012

OPERATING ACTIVITIES

Net (loss)	$(113,012)	$(45,230)	$(281,933)

Adjustment to reconcile net loss to net cash provided (used) by operating activities:

Increase (decrease) in accounts payable	10,164	18,245	29,648
(Increase) decrease in prepaid expenses	––	––	––

Net Cash (Used) By Operating Activities	(102,848)	(26,985)	(252,285)

FINANCING ACTIVITIES
Issuances of common stock	150,000	––	251,000
Advances from related party	––	––	––
Cancellation of common stock	––	––	(30,000)
Contributed capital	10,062	––	35,362
Expenses paid by related parties	(65,000)	26,985	672

Net Cash Provided From Financing Activities	95,062	26,985	257,034

NET CHANGE IN CASH	(7,786)	––	4,749

CASH AND EQUIVALENTS –BEGINNING OF PERIOD	12,535	––	––

CASH AND EQUIVALENTS – END OF PERIOD	$4,749	$––	$4,749

SUPPLEMENTAL DISCLOSURES:

Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––
Non-cash transactions
Contributed capital	$10,062	$2,000	$35,362
Expenses paid by Related Parties	$––	$––	$672

The accompanying notes are an integral part of these financial statements.

ENDEV HOLDINGS INC.
(Formerly No Show, Inc.)
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2012

NOTE 1.              CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2011 audited financial statements.  The results of operations for the period ended April 30, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 2.              GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At April 30, 2012 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of April 30, 2012, the Company has never generated any revenues and has accumulated losses of $281,933 since inception.

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

NOTE 4.              STOCKHOLDERS' EQUITY

Common Stock

In May 2006, the Company issued 100,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

On September 30, 2006, the Company issued 12,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

In May 2007, the Company issued 30,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

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

On December 7, 2009, the Company issued 36,000,000 shares of its common stock at $0.002 per share for $70,000 cash.

On December 8, 2009, the Company paid two shareholders $30,000 for the return and cancellation of their 30,000,000 shares of common stock.

On March 22, 2010, one of our former officers and former directors returned 18,000,000 shares of our common stock in the belief that it was in our best interest and in the interest of other shareholders to do so because the cancellation of these shares would increase the shareholder value of the common stock.  No compensation was paid to the former officer and former director for the cancellation of her shares, and a $9,000 adjustment was made to additional paid-in capital on the Company’s balance sheet.

On July 24, 2010 the Company repurchased 18,000,000 common shares from a former officer and director of the Company.  The shares were repurchased at the value of $0.0003 per share for $5,000 cash.

On July 24, 2010, the Company issued 18,000,000 shares of its common stock at $0.0003 per share for $5,000 cash.

During the fiscal year ending July 31, 2011, the Company’s former corporate counsel agreed to settle $2,000 against the final balance owing to the law firm.  This amount is being recorded as contributed capital.

On December 8 2011, the Company issued 800,000 shares of its common stock at $0.125 per share for $100,000 cash.

On January 12, 2012, the Company issued 400,000 shares of its common stock at $0.125 per share for $50,000 cash.

On March 26, 2012, the Company increased its authorized common stock from 75,000,000 shares of common stock to 150,000,000 shares of common stock; par value $0.001 per share which correspondingly effected a  forward stock split on a two for one (2:1) basis, whereby each shareholder would hold two shares for every one share previously held.  The Company’s share transactions disclosed in the financial statements have been restated retroactively to reflect the forward stock split for all periods presented.

During the reporting period, $10,062 of a payable due to a law firm was settled against the final balance owing.  This amount is being recorded as contributed capital.

NOTE 5.              RELATED PARTY TRANSACTIONS

As at April 30, 2012, our President is owed $672 (July 31, 2011 - $65,672) for loans and payments made directly to vendors on behalf of the Company, having been reimbursed $65,000 during the fiscal year.  The amount due is unsecured, non-interest bearing and due on demand.

The officers and directors of the Company are involved in other business activities. These persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.	RESTATEMENT

Certain prior year amounts have been restated to conform with the current year presentation.

During the quarter ending January 31, 2011 the Company’s former corporate counsel agreed to settle $2,000 against the final balance owing to the law firm.  The Company recorded $2,000 as a recovery on its statement of operations and cash flow statements.   For the financial statements for the fiscal year ending July 31, 2011 this amount was restated and recorded as contributed capital, resulting in changes to the amount previously recorded as a loss on the statement of operations and cash flow statements.

NOTE 7.              SUBSEQUENT EVENTS

The Company evaluated events up through June 8, 2012 and determined that there are none to disclose.

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

In this Form 10-Q references to “EnDev”, “the Company”, “we”, “us” and “our” refer to EnDev Holdings Inc.

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

Overview of Operations

We were incorporated in the State of Nevada on August 23, 2005.  We maintain our statutory registered agent's office at 1802 North Carson Street, Suite 108, Carson City, NV 89701 and our business office is Suite 700, 36 Lombard Street, Toronto, Ontario, Canada M5C 2X3. Our telephone number is (416) 941-9069.

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

On February 14, 2012, the Board of Directors (the “Board”) of EnDev Holdings Inc. (formerly No Show, Inc.) (the “Company”) approved a stock split of the Company’s common stock at the rate of two shares of common stock for each one share of common stock of the Company’s authorized and issued and outstanding shares (the “Stock Split”). The Board of Directors resolved that a Certificate of Change be filed with the Nevada Secretary of State reflecting an increase in the number of authorized shares of common stock from 75,000,000 to 150,000,000 resulting from the stock split.  The stock split took effect on March 26, 2012 upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”).  A copy of the amendment is filed as an exhibit to this report.

Furthermore on March 26, 2012, we filed a Certificate of Amendment with the Secretary of State of Nevada to change our name from No Show, Inc. to EnDev Holdings Inc. to better reflect our new business direction, as we intend to pursue business opportunities in the natural resource sector. A copy of the amendment is filed as an exhibit to this report.  In connection with the name change we have been assigned a new stock symbol “EDEV”.

Liquidity and Capital Resources

At April 30, 2012, we had total assets consisting of $4,749 consisting solely of cash.   Our liabilities were $30,320, resulting in a working capital (deficit) balance of $25,571, compared to $12,535 in total assets and total liabilities of $85,156 at July 31, 2011.

Total liabilities for the nine month period ended April 30, 2012 were comprised of accounts payable items and a loan due to our President.  The accounts payable items consisted of EDGAR filing fees and legal fees due to a law firm for assistance with undergoing our recent name change to EnDev Holdings Inc.; audit fees; accounting and administrative fees, professional fees payable to an investment banking firm retained by the Company to assist with raising capital needed to pursue potential acquisitions; and business meeting expenses related to the investigation of prospective acquisitions.

Liabilities for the year ended July 31, 2011 were comprised of accounts payable items for audit and legal expenses, professional fees due to our transfer agent and Edgar filing agent and a loan payable to our president.

We incurred a loss of $45,540 for the three months ended April 30, 2012 and we have incurred an aggregate deficit since inception of $281,933.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to April 30, 2012 was $251,000.

At April 30, 2012 we had $4,749 in cash remaining in our treasury.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

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

Results of Operations

We did not generate any revenues during the periods ended April 30, 2012 and 2011. During the quarter ended April 30, 2012, we did not issue any common stock.

During the periods ended April 30, 2012 and 2011, much of the Company’s resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine.

For the nine months ended April 30, 2012 and 2011

We had a net loss of $113,012 for the nine months ended April 30, 2012 compared to a net loss of $45,230 for the nine month period ended April 30, 2011.  The change is explained below.

Operating Expenses:  Operating expenses were $113,012 and $45,230 for the nine months ended April 30, 2012 and 2011 respectively.  During the nine months ended April 30, 2012, operating expenses increased by $67,782. Operating expenses increased during the period as a result of investigating prospective merger candidates, changing our name to EnDev Holdings Inc. and effecting a forward stock split.

By categories, professional fees increased by $59,523 and travel and entertainment expenses increased by $3,257 associated with the investigation of prospective merger candidates.  During the period we entered into an agreement with an investment banking firm to assist with raising capital, which would be used by the Company to pursue potential acquisitions in the natural resource sector. During the period ended 2012, we paid $27,000 to the investment banking firm.  We also paid a finder’s fee in the amount of $10,000 to a firm retained to secure subscriptions of the Company’s common shares in anticipation of a $100,000 private placement offering to secure additional working capital for the Company.  Accounting and administrative fees of $18,500 were paid during the period to a firm for accounting and administrative services rendered, audit fees increased by $12,500, general office expenses were $595, banking fees were $1,245, transfer agent fees increased by $2,700 and filing fees increased by $4,024. Increases in operating expenses during the nine months ended April 30, 2012 were offset by a decrease in legal fees compared to the 2011 period, part of which was due to a settlement in the amount of $10,062 by a former law firm against the final balance owing.

For the three months ended April 30, 2012 and 2011

We had a net loss of $45,540 for the three months ended April 30, 2012 compared to a net loss of $4,904 for the period ended April 30, 2011.  The change is explained below. Operating Expenses: Operating expenses were $45,540 and $4,904 for the three months ended April 30, 2012 and 2011 respectively.  During the three months ended April 30, 2012, operating expenses increased by $40,636. Operating expenses increased during the period as a result of investigating prospective merger candidates, changing our name to EnDev Holdings Inc. and effecting a forward stock split.

By categories, professional fees increased by $8,523 associated with the investigation of prospective merger candidates; accounting and administrative fees of $18,500 were paid during the period to a firm for accounting and administrative services rendered, audit fees increased by $3,000; general office expenses increased by $430; banking fees increased by $259, transfer agent fees increased by $2,330; filing fees increased by $3,065 and legal expenses increased by $4,529.

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

Off-Balance Sheet Arrangements

At April 30, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended July 31, 2011 and subsequently through the interim quarterly report for the period ending April 30, 2012.

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

The evaluation examined those disclosure controls and procedures as of April 30, 2012, the end of the period covered by this report.  Based on that evaluation, our management concluded that, during the period covered by this report, our disclosure controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Principal Executive Officer in connection with the review of our financial statements as of April 30, 2012.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.               OTHER INFORMATION

None.

ITEM 6.               EXHIBITS

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2

3.3	No Show, Inc. Amended Articles of Incorporation				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 8th day of June, 2012.

ENDEV HOLDINGS INC.

BY:	/s/ RANIERO CORSINI
Raniero Corsini, President, Principal Financial Officer, Principal Accounting Officer, Treasurer and Director

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2

3.3	No Show, Inc. Amended Articles of Incorporation				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X