Form 10-K
period 2012-07-31
EnDev Holdings Inc.
filed 2012-10-26
CIK 1411009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:   [   ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.
[X] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [   ] Yes   [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [   ] No

The aggregate market value of the voting common stock held by non-affiliates (13,300,000 shares of voting common stock) as of the most recently completed second fiscal quarter, computed at the par value of the stock of $0.001 was $ 13,300.

On October 24, 2012, the Registrant had 31,300,000 outstanding common shares of voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

Index

ENDEV HOLDINGS INC.
(Formerly No Show, Inc.)

Index to Form 10-K
For the Fiscal Year Ended July 31, 2012

Index

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

Index

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events, except as required by law.

In this Form 10-K references to “EnDev”, “the Company”, “we”, “us” and “our” refer to EnDev Holdings Inc.

PART I

ITEM 1.          BUSINESS

History

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

Index

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

On February 14, 2012, our Board of Directors (the “Board”) approved a stock split of our common stock at the rate of two shares of common stock for each one share of common stock of the Company’s authorized and issued and outstanding shares (the “Stock Split”). The Board of Directors resolved that a Certificate of Change be filed with the Nevada Secretary of State reflecting an increase in the number of authorized shares of common stock from 75,000,000 to 150,000,000 resulting from the stock split.  The stock split took effect on March 26, 2012 upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”).

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Market Information

Our common stock is presently quoted on the Financial Industry Regulatory Authority’s (FINRA) Over-the-Counter marketplace under the name “EnDev Holdings Inc.” and under the symbol “EDEV”. Our common stock par value is $0.001 per share.

Index

There is no established trading market for shares of our common stock and there have been a limited number of trades of our common stock on the OTC Bulletin Board (“OTCBB”) during the last two fiscal years.  There is not currently a bid or ask price information for shares of our common stock on the OTCBB.  We cannot provide assurance that any established trading market for our common stock will develop or be maintained.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2012

Fourth Quarter 05-1-12 to 07-31-12	No activity	No activity
Third Quarter 02-1-12 to 04-30-12	$0.75	$0.75
Second Quarter 11-1-11 to 01-31-12	No activity	No activity
First Quarter 08-1-11 to 10-31-11	No activity	No activity

Fiscal Year	High Bid	Low Bid
2011

Fourth Quarter 05-1-11 to 07-31-11	No activity	No activity
Third Quarter 02-1-11 to 04-30-11	No activity	No activity
Second Quarter 11-1-10 to 01-31-11	No activity	No activity
First Quarter 08-1-10 to 10-31-10	No activity	No activity

Shareholders

At July 31, 2012 the Company had 35 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company. Our transfer agent is Empire Stock Transfer.  Empire Stock Transfer is located at 1859 Whitney Mesa Dr., Henderson, NV 89014; telephone: (702) 818-5898; facsimile: (702) 974-1444.

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

Index

Recent Sale of Unregistered Securities

On December 7, 2009 we issued  36,000,000 common shares of unregistered restricted common stock at $0.002 per common share for gross proceeds to us of $70,000.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Each purchaser was furnished with the same information that could be found in a Form S-1 registration statement and each investor was determined to be “sophisticated” as that term is defined in administration decisions of the SEC.

On July 24, 2010, the Company issued 18,000,000 unregistered restricted common stock at $0.0003 per common share for $5,000 cash. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On December 8 2011, the Company issued 800,000 unregistered restricted shares of its common stock at $0.125 per share for $100,000 cash. The shares were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with a non-US person.

On January 12, 2012, the Company issued 400,000 unregistered restricted shares of its common stock at $0.125 per share for $50,000 cash. The shares were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with a non-US person.

Issuer Repurchases of Equity Securities

On December 8, 2009 we reached a mutually agreeable understanding with two major shareholders to return their 30,000,000 restricted shares of common stock to the corporate treasury in exchange for $30,000.  Such share certificates representing 30,000,000 common shares were cancelled by our transfer agent.

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

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Limited Operating History; Need for Additional Capital

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

We presently finance our operations through debt and equity financings.  We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms.

If financing is not available on acceptable terms, we may be unable to continue, develop or expand our operations.  Additional equity financing could result in dilution to existing shareholders.

Liquidity and Capital Resources

At July 31, 2012, we had total assets of $217 consisting solely of cash and total liabilities of $20,582, compared to total assets of $12,535 and total liabilities of $85,156 at July 31, 2011.  Net working capital was ($20,365) compared to ($72,621) at July 31, 2011.  We incurred a loss of $97,744 for the year ended July 31, 2012 and we have incurred an aggregate deficit since inception of $266,665.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to July 31, 2012 was $251,000.  During the fiscal year ended July 31, 2012 we issued 1,200,000 common shares for aggregate proceeds to the Company of $150,000.

At July 31, 2012 we had $217 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

Index

We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operation. Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. To date our president is owed a total of $11,672 (July 31, 2011 - $65,672) for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

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

Results of Operations

For the Years Ended July 31, 2012 and 2011

We did not generate any revenues during the periods ended July 31, 2012 and 2011.

During the fiscal years ended July 31, 2012 and 2011, much of the Company’s resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine.

We had a net loss of $97,744 for the year ended July 31, 2012 compared to a net loss of $59,094 for the year ended July 31, 2011.  The change is explained below.

Operating Expenses:  Operating expenses were $97,744 and $59,094 for the years ended July 31, 2012 and 2011, respectively.  In fiscal 2012, operating expenses increased by $38,650 as a result of investigating potential merger/acquisition candidates in the natural resource sector, changing our name to EnDev Holdings Inc. and completing a forward split of our common stock.

During the year ended July 31, 2012, professional fees increased by $40,523 and travel and entertainment expenses increased by $3,257.  This increase was largely associated with the investigation of prospective merger/acquisition candidates.  On December 13, 2011, we entered into a letter agreement with an investment banking firm to assist with raising capital, which would be used by the Company to pursue potential acquisitions in the natural resource sector.  The letter agreement expired 120 days from the date of the agreement and both parties agreed that the agreement would not be extended.  Neither the Company nor the

Index

investment banking firm shall have any further liability or obligation to the other party and no additional payments are outstanding. During fiscal 2012, we also paid a finder’s fee in the amount of $10,000 to a firm retained to secure subscriptions of the Company’s common shares in anticipation of a $100,000 private placement offering to secure additional working capital for the Company.

Accounting and administrative fees of $21,500 were paid during the period to a firm for accounting and administrative services rendered, audit fees increased by $11,250, general office expenses increased by $584, banking fees increased by $1,312, transfer agent fees increased by $2,465 and filing fees increased by $4,012. Increases in operating expenses during the year ended July 31, 2012 were offset by a decrease in legal fees ($36,191) compared to the 2011 period and a settlement of debt in the amount of $10,062 by a former law firm against the final balance owing.

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

Index

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of July 31, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

ENDEV HOLDINGS INC.
(Formerly No Show, Inc.)
(A Development Stage Company)

Index to Financials

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EnDev Holdings, Inc. (fka No Show, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of EnDev Holding Inc. (A Development Stage Company) as of July 31, 2011 and 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2011 and 2012 and since inception on August 23, 2005 through July 31, 2012. EnDev Holdings’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  EnDev Holdings Inc. (A Development Stage Company) as of July 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2012 and 2011 and since inception on August 23, 2005 through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at July 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SEALE AND BEERS, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
October 22, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Index to Financials

EnDev Holdings Inc.
(Formerly No Show, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	July 31,
	2012	2011

ASSETS
Current Assets:
Cash	$217	$12,535

Total Current Assets	$217	$12,535

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$8,910	$19,484
Due to related party	11,672	65,672

Total Current Liabilities	$20,582	$85,156

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value Issued and outstanding: 31,300,000 and 30,100,000 as of 07/31/12 and 07/31/11 respectively	$31,300	$30,100

Additional Paid-in Capital	215,000	66,200

Deficit Accumulated During the Development Stage	(266,665)	(168,921)

Total Stockholders’ Equity (Deficit)	(20,365)	(72,621)

Total Liabilities and Stockholders’ Equity (Deficit)	217	12,535

See accompanying Notes to the Financial Statements

Index to Financials

EnDev Holdings Inc.
(Formerly No Show, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	For the Year Ended	For the Year Ended	August 23, 2005 (inception) to
	July 31, 2012	July 31, 2011	July 31, 2012

EXPENSES

Advertising	-	-	26,711
General and administrative expenses	107,806	59,094	250,016
Settlement of debt	(10,062)	-	(10,062)
Total Expenses	97,744	59,094	266,665

NET LOSS FROM OPERATIONS	$(97,744)	$(59,094)	$(266,665)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	30,835,519	30,100,000

See accompanying Notes to the Financial Statements

Index to Financials

EnDev Holdings Inc.
(Formerly No Show, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Expressed in US Dollars)

	Common Stock		Additional Paid-In	(Deficit) Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Contributed capital – May 1, 2006	-	$ -	$ 3,000	$ -	$ 3,000

May 2006 - Common Stock issued for cash @ $0.10 per share pursuant to Rule 504 Offering	100,000	100	9,900		10,000

Net (loss) for the year ended July 31, 2006	-	-	-	(2,870)	(2,870)

Balance July 31, 2006	100,000	100	12,900	(2,870)	10,130

September 2006 – Common Stock issued for cash @ $0.0005 per share pursuant to Rule 506 Offering	12,000,000	12,000	(6,000)	-	6,000

May 2007 – Common stock Issued for cash @ $0.0005 per share pursuant to Rule 506 Offering	30,000,000	30,000	(15,000)	-	15,000

Net (loss) for the year ended July 31, 2007	-	-	-	(16,130)	(16,130)

Balance, July 31, 2007	42,100,000	42,100	(8,100)	(19,000)	15,000

Net (loss) for the year ended July 31, 2008	-	-	-	(14,816)	(14,816)

Balance, July 31, 2008	42,100,000	42,100	(8,100)	(33,816)	184

December 2008 – Contributed capital	-	-	4,000	-	4,000

February 2009 – Contributed capital	-	-	6,300	-	6,300

July 2009- Contributed capital	-	-	10,000	-	10,000

Net (loss) for the year ended July 31, 2009	-	-	-	(17,009)	(17,009)

Balance, July 31, 2009	42,100,000	42,100	12,200	(50,825)	3,475

December 7, 2009 – Common Stock issued for cash @ $0.002 per share for $70,000	36,000,000	36,000	34,000	-	70,000

December 8, 2009 – Common Stock repurchased @ $0.001	(30,000,000)	(30,000)	-	-	(30,000)

March 22, 2010 – Common Stock returned by former officer and cancelled	(18,000,000)	(18,000)	18,000	-	-

July 24, 2010 – Stock repurchased for cash at $0.0003 per share	(18,000,000)	(18,000)	13,000	-	(5,000)

July 24, 2010 – Stock issued for cash at $0.0003 per share	18,000,000	18,000	(13,000)	-	5,000

Net (loss) for the year ended July 31, 2010	-	-	-	(59,001)	(59,001)

Balance, July 31, 2010	30,100,000	30,100	64,200	(109,827)	(15,527)

January 2011 – Contributed capital	-	-	2,000	-	2,000

Net (loss) for the year ended July 31, 2011	-	-	-	(59,094)	(59,094)

Balance, July 31, 2011	30,100,000	30,100	66,200	(168,921)	(72,621)

December 8, 2011 - Stock issued for cash at $0.125 per share for $100,000	800,000	800	99,200	-	100,000

January 12, 2012 - Stock issued for cash at $0.125 per share for $50,000	400,000	400	49,600	-	50,000

Net loss for year ended July 31, 2012	-	-	-	(97,744)	(97,744)

Balance, July 31, 2012	31,300,000	31,300	215,000	(266,665)	(20,365)

See accompanying Notes to the Financial Statements

Index to Financials

EnDev Holdings Inc.
(Formerly No Show, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	For the Year Ended July 31,		August 23, 2005 (inception)
	2012	2011	to July 31, 2012

OPERATING ACTIVITIES

Net (loss)	$(97,744)	$(59,094)	$(266,665)

Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
- Increase (decrease) in accounts payable	(10,574)	9,644	8,910

Net Cash (used) By Operating Activities	(108,318)	(49,450)	(257,755)

FINANCING ACTIVITIES

Issuances of common stock	150,000	-	251,000
Advances from related party	(54,000)	25,000	11,000
Cancellation of common stock	-	-	(30,000)
Contributed capital	-	-	25,300
Expenses paid by related parties	-	36,985	672

Net Cash Provided By Financing Activities	96,000	61,985	257,972

NET CHANGE IN CASH	(12,318)	12,535	217

CASH AND CASH EQUIVALENTS- Beginning of Period	12,535	-	-

CASH AND CASH EQUIVALENTS - End of Period	$217	$12,535	$217

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions	$-	$-	$-
Contributed capital	$-	$2,000	$25,300
Expenses paid by related parties	$-	$36,985	$672

See accompanying Notes to the Financial Statements

Index to Financials

ENDEV HOLDINGS INC.
(Formerly No Show, Inc.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
July 31, 2012

NOTE 1.         GENERAL ORGANIZATION AND BUSINESS

EnDev Holdings Inc. (formerly No Show, Inc.) (“we” and “the Company”) was incorporated under the laws of the state of Nevada on August 23, 2005. The Company has been in the development stage since inception and has had limited operations to date.  The Company’s sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity. On March 26, 2012, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from No Show, Inc. to EnDev Holdings Inc. to better reflect the Company’s new business direction, as we intend to pursue business opportunities in the natural resource sector.

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
Calculation of net income (loss) per share is as follows:

	For the Year Ended July 31,
	2012	2011
Net (loss) (numerator)	$(97,744)	$(59,094)
Weighted average common shares outstanding (denominator)	30,835,519	15,050,000
Basic (loss) per share	$(0.00)	$(0.00)

The Company has not issued any options or warrants or similar securities since inception and therefore has no potentially dilutive securities.

Index to Financials

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

For the period from August 23, 2005 (inception) to July 31, 2012, the Company has not recognized any revenues.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at July 31, 2012 and 2011, the Company has cash equivalents in the amount of $ nil and $nil over the federally insured limit.

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

Index to Financials

At July 31, 2012 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations, to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of July 31, 2012, the Company has never generated any revenues and has accumulated losses of $266,665 since inception.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4.         STOCKHOLDERS’ EQUITY

Common Stock

In May 2006, the Company issued 100,000 shares of its common stock at $0.10 per share pursuant to a regulation 504 offering.

On September 30, 2006, the Company issued 12,000,000 shares of its common stock at $0.0005 per share pursuant to a regulation 506 offering.

In May 2007, the Company issued 30,000,000 shares of its common stock at $0.0005 per share pursuant to a regulation 506 offering.

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

Index to Financials

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

NOTE 5.         RELATED PARTY TRANSACTIONS

As at July 31, 2012, our president is owed $11,672 (July 31, 2011- $65,672) for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

The officers and directors of the Company are involved in other business activities. These persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.         SETTLEMENT OF DEBT

During the fiscal year ended July 31, 2012, $10,062 of a payable due to a law firm was settled against the final balance owing.  This amount is being recorded as gain on the extinguishment of debt.

NOTE 7.         RESTATEMENT

During the quarter ended April 30, 2012, $10,062 of a payable due to a law firm was settled against the final balance owing.  At April 30, 2012, the Company recorded $10,062 as contributed capital on its cash flow statements.   For the annual financial statements ending July 31, 2012 the Company determined that the law firm was not a related party and certain prior period amounts have been restated to conform with the current year-end presentation. The $10,062 was restated as gain on forgiveness of debt and resulted in a change to the Company’s net loss in operations as seen on its statement of operations and cash flow statements.

Index to Financials

NOTE 8.         PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	July 31, 2012	July 31, 2011

Income tax expense at statutory rate	$0	$0
Common stock issued for services	0	0
Valuation allowance	0	0
Income tax expense per books	$0	$0

Net deferred tax assets consist of the following components as of:

	July 31, 2012	July 31, 2011

NOL carryover	$266,665	$168,921
Valuation allowance	(266,665)	(168,921)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $nil for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9.         RECENT PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 10.       SUBSEQUENT EVENTS

Subsequent to the end of the reporting period, the president of the Company advanced $15,000 towards working capital.

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the last two fiscal years ended July 31, 2012 and 2011, included in this report have been audited by Seale and Beers, CPAs, 50 S. Jones Blvd. Suite 202, Las Vegas, Nevada 89107, as set forth in their report included herein.

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

Index

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2012, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The foregoing material weaknesses identified in our internal control over financial reporting were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2012.

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

As of July 31, 2012 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Index

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2013.  Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees.

Name	Age	Title	Held Position Since

Raniero Corsini	49	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors	President, Principal Executive Officer & Treasurer – July 25, 2010 Director – July 16, 2010 Principal Financial Officer and Principal Accounting Officer – July 4, 2011

Martin Doane	48	Vice President, Secretary and a member of the Board of Directors	Vice President and Secretary – July 25, 2010 Director – July 16, 2010

Background of Officers and Directors

Raniero Corsini, President, CFO, Treasurer & Director

Since October 2008, Raniero Corsini has been providing financial consulting services through his own consulting company in Toronto, Canada; 2099514 Ontario Inc.  Concurrent to managing 2099514 Ontario Inc. Mr. Corsini has been the managing director for Wildlaw Capital Markets in Toronto, Canada where he has been since April 2012.   Mr. Corsini received a Bachelors of Business Administration from the United States International University in San Diego, CA and London, UK.   He brings twenty years of extensive experience in business management and sales with wealth and asset management companies in Canada.

Index

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

Mr. Corsini has served as a director of Northern Empire Energy Corp. (OTCPK:NOEEE) since March 2012.

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

Prior to joining the board of directors of No Show, Inc., from June 2001 to April 2006, Martin Doane served as Chairman of the Board of Lemontonic Inc. (TSX-V:LEM) based in Toronto, Canada.  Lemontonic Inc. was a social networking software company whose primary business was the development, deployment and sale of proprietary online/web and instant messaging technology in the online dating category.   In April 2006, Lemontonic Inc. completed a business combination with Pioneering Technology Inc. (TSX-V: PIO) and formed a new company in the unrelated business of developing energy smart solutions.  Mr. Doane has also served as a director of Northern Empire Energy Corp. (OTCPK:NOEEE) since March 2012.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.  The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Index

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

Index

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

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Committees of the Board and Financial Expert

Our Board of Directors held no formal meetings during the 12 month period ended July 31, 2012.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions.  Due to the size of our board, our Board of Directors believes that it is not necessary to have standing nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors.  We do not have a nominating or compensation committee charter as we do not currently have such committees.  We do not have a policy for electing members to the board.

The Company does not presently have, among its officers and directors, a person meeting considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K and given our financial circumstances, we do not anticipate seeking an audit committee financial expert to join the committee in the foreseeable future.

Since inception, our Board of Directors has conducted their business entirely by consent resolutions and have not met, as such.

It is anticipated that the Board of Directors will form separate audit, compensation and nominating committees at such time as the Company’s operations have expanded.

Index

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

The Company has not adopted a code of business conduct and ethics for directors, officers and employees.

ITEM 11.        EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of July 31, 2012 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Raniero Corsini	2012	0	0	0	0	0	0	0	0
President, Principal Financial	2011	0	0	0	0	0	0	0	0
Officer, Principal Accounting Officer, Treasurer and Director (appointed officer 7/25/2010 and 07/04/2011)	2010	0	0	0	0	0	0	0	0

Index

Martin Doane	2012	0	0	0	0	0	0	0	0
Vice President, Secretary	2011	0	0	0	0	0	0	0	0
and Director (appointed officer 7/25/2010)	2010	0	0	0	0	0	0	0	0

Helen Keser	2012	0	0	0	0	0	0	0	0
Former President, former	2011	0	0	0	0	0	0	0	0
Principal Executive Officer, and former Director (resigned 7/25/2010)	2010	0	0	0	0	0	0	0	0

Employment Agreements

We do not currently have an employment agreement with our executive officer and the manner and amount of his compensation has not yet been determined.

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

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Raniero Corsini (appointed director 7/16/2010)	0	0	0	0	0	0	0

Martin Doane (appointed director 7/16/2010)	0	0	0	0	0	0	0

Index

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company.

We currently have no employment agreements nor any compensatory plans or arrangements with any of our executive officers that may result from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Indemnification of Directors and Executive Officers and Limitation of Liability

Nevada Law

Section 78.7502 of the Nevada Revised Statutes permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he:

(a)	is not liable pursuant to Nevada Revised Statute 78.138, or

(b)
acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

In addition, Section 78.7502 permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he:

(a)	is not liable pursuant to Nevada Revised Statute 78.138; or

(b)	acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation.

To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter, the corporation is required to indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

Index

Section 78.752 of the Nevada Revised Statutes allows a corporation to purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the corporation has the authority to indemnify him against such liability and expenses.

Other financial arrangements made by the corporation pursuant to Section 78.752 may include the following:

(a)	the creation of a trust fund;
(b)	the establishment of a program of self-insurance;
(c)	the securing of its obligation of indemnification by granting a security interest or other lien on any assets of the corporation; and
(d)	the establishment of a letter of credit, guaranty or surety

No financial arrangement made pursuant to Section 78.752 may provide protection for a person adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable for intentional misconduct, fraud or a knowing violation of law, except with respect to the advancement of expenses or indemnification ordered by a court.

Any discretionary indemnification pursuant to NRS 78.7502, unless ordered by a court or advanced pursuant to an undertaking to repay the amount if it is determined by a court that the indemnified party is not entitled to be indemnified by the corporation, may be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made:

(a)	by the stockholders;
(b)	by the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding;
(c)	if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion, or
(d)	if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of July 31, 2012, with the computation being based upon 31,300,000 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Index

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class (2)

Officers and Directors
Martin Doane (1)	18,000,000	Vice-President, Secretary and Director	57.5%

Raniero Corsini	0	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Director	0%

All Officers and Directors as a
Group (2 Persons)	18,000,000		57.5%

Principal Stockholders
2251442 Ontario Inc. (1)
36 Lombard Street, Suite 700
Toronto, Ontario M5C 2X3	18,000,000	Principal Stockholder	57.5%

(1)
Represents shares held in the name of 2251442 Ontario Inc., for which Ubequity Capital Partners Inc.; 36 Lombard Street, Suite 700, Toronto, ON M5C 2X3, is the sole shareholder. The voting and disposition power of the shares controlled by Ubequity is shared by Ubequity’s two Global Managing Directors; Bill Calsbeck and Martin Doane.

(2)	Percentage based on 31,300,000 shares of common stock outstanding on July 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Corsini, our President, Principal Financial Officer and director, provides us his office in which we conduct business on our behalf.  Mr. Corsini does not receive any remuneration for the use of this facility or time spent on behalf of us.

As at July 31, 2012, Mr. Corsini, our President is owed $11,672 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

Review, Approval or Ratification of Transactions with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the year ended July 31, 2012, we had no independent directors. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Index

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

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

2012	$8,000
2011	$8,000

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$-
2011	$-

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$-
2011	$-

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$-
2011	$-

Index

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1a	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1a

3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2

3.2a	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company’s Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	32.a

23.1	Consent letter from Seale and Beers, CPA				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 24th day of October 2012.

ENDEV HOLDINGS INC. (Formerly No Show, Inc.)

BY:	/s/ RANIERO CORSINI
Raniero Corsini, President, Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ RANIERO CORSINI	President, Principal Executive Officer,	October 24, 2012
	Raniero Corsini	Principal Financial Officer, Treasurer and Director

By:	/s/ MARTIN DOANE	Vice-President, Secretary and Director	October 24, 2012
Martin Doane

Index

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1a	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1a

3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2

3.2a	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company’s Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	32.a

23.1	Consent letter from Seale and Beers, CPA				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X