Form 10-Q
period 2012-10-31
EnDev Holdings Inc.
filed 2012-12-14
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

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

(416) 941-9069
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]   NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]   NO [   ]

At December 11, 2012, the Registrant had 31,300,000 common shares outstanding.

ENDEV HOLDINGS INC.

Index to Form 10-Q
For the Quarterly Period Ended October 31, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

EnDev Holdings Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	October 31,	July 31,
	2012	2012

ASSETS

Current Assets:
Cash	$3,790	$217

Total Assets	$3,790	$217

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$8,012	$8,910
Due to related party	26,672	11,672

Total Liabilities	$34,684	$20,582

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value
Issued and outstanding: 31,300,000 and 31,300,000 as of 10/31/12 and 07/31/12 respectively	$31,300	$31,300

Additional Paid-in Capital	215,000	215,000

Deficit Accumulated During the Development Stage	(277,194)	(266,665)

Total Stockholders' Equity (Deficit)	(30,894)	(20,365)

Total Liabilities and Stockholders' Equity (Deficit)	3,790	217

See accompanying Notes to the Financial Statements

EnDev Holdings Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	August 23, 2005 (inception) to
	October 31, 2012	October 31, 2011	October 31, 2012

EXPENSES

Advertising	-	-	26,711
General and administrative expenses	10,529	11,991	260,545
Settlement of debt	-	-	(10,062)
Total Expenses	10,529	11,991	277,194

NET LOSS FROM OPERATIONS	$(10,529)	$(11,991)	$(277,194)

NET (LOSS) PER COMMON SHARE – BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	31,300,000	30,100,000

See accompanying Notes to the Financial Statements

EnDev Holdings Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended October 31,		August 23, 2005 (inception)
	2012	2011	to October 31, 2012

OPERATING ACTIVITIES

Net (loss)	$(10,529)	$(11,991)	$(277,194)

Adjustments to reconcile net loss to net cash used in operating activities:
- Increase (decrease) in accounts payable	(898)	21	8,012

Net Cash (used by) Operating Activities	(11,427)	(11,970)	(269,182)

FINANCING ACTIVITIES

Issuances of common stock	-	-	251,000
Advances from related party	15,000	-	26,000
Cancellation of common stock	-	-	(30,000)
Contributed capital	-	-	25,300
Expenses paid by related parties	-	-	672

Net Cash Provided By Financing Activities	15,000	-	272,972

NET CHANGE IN CASH	3,573	(11,970)	3,790

CASH AND CASH EQUIVALENTS- Beginning of Period	217	12,535	-

CASH AND CASH EQUIVALENTS - End of Period	$3,790	$565	$3,790

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions	$-	$-	$-
Contributed capital	$-	$-	$25,300
Expenses paid by related parties	$-	$-	$672

See accompanying Notes to the Financial Statements

ENDEV HOLDINGS INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
October 31, 2012

NOTE 1.            CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2012 audited financial statements.  The results of operations for the period ended October 31, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 2.            GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At October 31, 2012 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of October 31, 2012, the Company has never generated any revenues and has accumulated losses of $277,194 since inception.

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

During the fiscal year ending July 31, 2011, the Company’s former corporate counsel agreed to settle $2,000 against the final balance owing to the law firm.  This amount was recorded as contributed capital.

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

NOTE 5.            RELATED PARTY TRANSACTIONS

As at October 31, 2012, our president is owed $26,672 (July 31, 2012 - $11,672) for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

The officers and directors of the Company are involved in other business activities. These persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.            SUBSEQUENT EVENTS

The Company evaluated events up through December 11th, 2012 and determined that there are none to disclose.

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

Overview of Operations

We were incorporated in the State of Nevada on August 23, 2005.  We maintain our statutory registered agent's office at 311 W. Third Street, Carson City, NV 89703 and our business office is Suite 700, 36 Lombard Street, Toronto, Ontario, Canada M5C 2X3. Our telephone number is (416) 941-9069.

Our original business was to involve the design and marketing of women’s intimate apparel.  We were unsuccessful in our efforts to locate a suitable fabric, and as a result ventured into the development of skin care products built around the naturally occurring bioflavinoid “catechin”.  Unfortunately we were unable to secure and develop working relationships with third party subcontractors needed to execute our business plan and we have been seeking other viable business opportunities for the Company.

On March 26, 2012, we filed a Certificate of Amendment with the Secretary of State of Nevada to change our name from No Show, Inc. to EnDev Holdings Inc. to better reflect our new business direction, as we intend to pursue business opportunities in the natural resource sector.  In connection with the name change we were assigned a new stock symbol “EDEV”.

Concurrent with the name change on March 26, 2012 the Company effected a stock split at the rate of two shares of common stock for each one share of the Company’s issued and outstanding common shares.  The Company increased its authorized capital from 75,000,000 to 150,000,000 resulting from the stock split.

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We can be defined as a "shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

Liquidity and Capital Resources

At October 31, 2012, we had total assets of $3,790 consisting solely of cash and total liabilities of $34,684 compared to total assets of $217 and total liabilities of $ 20,582 at July 31, 2012.  Net working capital was ($30,894) compared to ($20,365) at July 31, 2012.  We incurred a loss of $10,529 for the three months ending October 31, 2012 and an aggregate deficit since inception of $277,194.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to October 31, 2012 was $251,000.

At October 31, 2012 we had $3,790 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues, nor can there be any assurance that we can generate significant revenues from operations. During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operation. Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.  To date our president is owed a total of $26,672 (July 31, 2012 - $11,672) for loans and payments made directly to vendors on behalf of the Company. The amount due is unsecured, non-interest bearing and due on demand.

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

Results of Operations

We did not generate any revenues during the periods ended October 31, 2012 and 2011. During the quarter ended October 31, 2012, we did not issue any common stock.

During the periods ended October 31, 2012 and 2011, much of the Company’s resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine.

For the three months ended October 31, 2012 and 2011

We had a net loss of $10,529 for the three months ended October 31, 2012 compared to a net loss of $11,991 for the three month period ended October 31, 2011.  The change is explained below.

Operating Expenses:  Operating expenses remained relatively consistent during the three month periods ending October 31, 2012 and 2011.  Operating expenses were $10,529 and $11,991 respectively.  Operating expenses were slightly higher during the quarter ended October 31, 2011 since the Company recorded $8,000 as due to an auditing firm for the audit of the July 31, 2011 financial statements and review of the financial statements as of October 31, 2010, January 31, 2011 and April 30, 2011.

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

Off-Balance Sheet Arrangements

At October 31, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended July 31, 2012 and subsequently through the interim quarterly report for the period ending October 31, 2012.

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

The evaluation examined those disclosure controls and procedures as of October 31, 2012, the end of the period covered by this report.  Based on that evaluation, our management concluded that, during the period covered by this report, our disclosure controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Principal Executive Officer in connection with the review of our financial statements as of October 31, 2012.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.             OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1a	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Report on Form 8-K filed on March 26 2012.)	8-K	March 26, 2012	3.1a

3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2

3.2a	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company’s Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.2a

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 11th day of December 2012.

ENDEV HOLDINGS INC.

BY:	/s/ RANIERO CORSINI
Raniero Corsini, President, Principal Financial Officer, Principal Accounting Officer, Treasurer and Director

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1a	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Report on Form 8-K filed on March 26 2012.)	8-K	March 26, 2012	3.1a

3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2

3.2a	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company’s Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.2a

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X