Form 10-Q
period 2013-01-31
EnDev Holdings Inc.
filed 2013-03-08
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

(416) 941-9069
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]   NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]   NO [   ]

At March 7, 2013, the Registrant had 31,300,000 common shares outstanding.

ENDEV HOLDINGS INC.

Index to Form 10-Q
For the Quarterly Period Ended January 31, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

EnDev Holdings Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	January 31,	July 31,
	2013	2012

ASSETS

Current Assets:
Cash	$818	$217

Total Assets	$818	$217

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$9,602	$8,910
Due to related party	29,672	11,672

Total Liabilities	$39,274	$20,582

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value Issued and outstanding: 31,300,000 and 31,300,000 as of 01/31/13 and 07/31/12 respectively	$31,300	$31,300

Additional Paid-in Capital	215,000	215,000

Deficit Accumulated During the Development Stage	(284,756)	(266,665)
	-
Total Stockholders’ Deficit	(38,456)	(20,365)

Total Liabilities and Stockholders’ Equity (Deficit)	818	217

See accompanying Notes to the Financial Statements

EnDev Holdings Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		August 23, 2005
	January 31,		January 31,		(inception) to
	2013	2012	2013	2012	January 31, 2013

EXPENSES

Advertising	-	-	-	-	26,711
General and administrative expenses	7,560	55,481	18,091	67,472	268,106
Settlement of debt	-	-	-	-	10,062
Total Expenses	7,560	55,481	18,091	67,472	284,755

NET LOSS FROM OPERATIONS	$(7,560)	$(55,481)	$(18,091)	$(67,472)	$(284,755)

NET (LOSS) PER COMMON SHARE – BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	31,300,000	30,652,174	31,300,000	30,376,086

See accompanying Notes to the Financial Statements

EnDev Holdings Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Six Months Ended January 31,		August 23, 2005 (inception)
	2013	2012	to January 31, 2013

OPERATING ACTIVITIES
Net (loss)	$(18,091)	$(67,472)	$(284,756)

Adjustments to reconcile net loss to net cash used in operating activities:

- Increase (decrease) in accounts payable	692	9,797	9,602
- Increase (decrease) in prepaid expenses	-	(6,773)	-

Net Cash (used by) Operating Activities	(17,399)	(64,448)	(275,154)

FINANCING ACTIVITIES
Issuances of common stock	-	150,000	251,000
Advances from related party	18,000	-	29,000
Cancellation of common stock	-	-	(30,000)
Contributed capital	-	-	25,300
Expenses paid by related parties	-	(65,000)	672

Net Cash Provided By Financing Activities	18,000	85,000	275,972

NET CHANGE IN CASH	601	20,552	818
CASH AND CASH EQUIVALENTS- Beginning of Period	217	12,535	-

CASH AND CASH EQUIVALENTS - End of Period	$818	$33,087	$818

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions	$-	$-	$-
Contributed capital	$-	$-	$25,300
Expenses paid by related parties	$-	$-	$672

See accompanying Notes to the Financial Statements

ENDEV HOLDINGS INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2013

NOTE 1.           CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2012 audited financial statements.  The results of operations for the period ended January 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 2.           GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At January 31, 2013 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of January 31, 2013, the Company has never generated any revenues and has accumulated losses of $284,756 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

On March 22, 2010, one of our former officers and former directors returned 18,000,000 shares of our common stock in the belief that it was in our best interest and in the interest of other shareholders to do so because the cancellation of these shares would increase the shareholder value of the common stock.  No compensation was paid to the former officer and former director for the cancellation of her shares, and a $18,000 adjustment was made to additional paid-in capital on the Company’s balance sheet.

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

NOTE 5.           RELATED PARTY TRANSACTIONS

As at January 31, 2013, our president is owed $29,672 (July 31, 2012 - $11,672) for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

The officers and directors of the Company are involved in other business activities. These persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.           SUBSEQUENT EVENTS

Subsequent to the end of the reporting period, the president of the Company advanced $10,000 towards working capital.

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

Overview of Operations

We were incorporated in the State of Nevada on August 23, 2005.  We maintain our statutory registered agent’s office at 311 W. Third Street, Carson City, NV 89703 and our business office is Suite 700, 36 Lombard Street, Toronto, Ontario, Canada M5C 2X3. Our telephone number is (416) 941-9069.

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

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We can be defined as a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

Liquidity and Capital Resources

At January 31, 2013, we had total assets of $818 consisting solely of cash and total liabilities of $39,274 compared to total assets of $217 and total liabilities of $ 20,582 at July 31, 2012.  Net working capital was ($38,456) compared to ($20,365) at July 31, 2012.  We incurred a loss of $18,091 for the six months ending January 31, 2013 and an aggregate deficit since inception of $284,756.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to January 31, 2013 was $251,000.

At January 31, 2013 we had $818 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues, nor can there be any assurance that we can generate significant revenues from operations. During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operation. Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.  To date our president is owed a total of $29,672 (July 31, 2012 - $11,672) for loans and payments made directly to vendors on behalf of the Company. The amount due is unsecured, non-interest bearing and due on demand.  Subsequent to the end of the period covered by this report, our president advanced a further $10,000 towards working capital.

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

Results of Operations

We did not generate any revenues during the periods ended January 31, 2013 and 2012. During the quarter ended January 31, 2013, we did not issue any common stock.

During the six month periods ended January 31, 2013 and 2012, much of the Company’s resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine.

For the three months ended January 31, 2013 and 2012

We had a net loss of $7,560 for the three months ended January 31, 2013 compared to a net loss of $55,481 for the three month period ended January 31, 2012.  The change is explained below.

Operating Expenses:  Operating expenses were considerably lower during the three month period ending January 31, 2013 as compared to January 31, 2012. Expenses were $7,560 and $55,481 respectively.  Operating expenses were greater during the quarter ended January 31, 2012 as a result of increased professional fees and travel and entertainment expenses related to pursuing potential acquisitions in the natural resource sector.  For the three months ended January 31, 2013 operating expenses consisted of $5,000 in professional fees, $145 in general office expenses and $2,415 in transfer agent and filing fees.

For the six months ended January 31, 2013 and 2012

We had a net loss of $18,091 for the six months ended January 31, 2013 compared to a net loss of $67,472 for the six month period ended January 31, 2012.  The change is explained below.

Operating Expenses:  Operating expenses for the six months ended January 31, 2013 were $18,091 and were $67,472 during the six months ended January 31, 2012.  Expenses were higher during the six months ended January 31, 2012 due to expenses incurred pursuing potential acquisitions in the natural resource sector.

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

Off-Balance Sheet Arrangements

At January 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report for the fiscal year ended July 31, 2012 and subsequently through the interim quarterly report for the period ending January 31, 2013.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 31, 2013. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of January 31, 2013. The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending July 31, 2012 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of January 31, 2013, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended January 31, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 7th day of March 2013.

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