Form 10-Q
period 2013-04-30
MeeMee Media Inc.
filed 2013-06-14
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52961

MEE MEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

36 Lombard Street, Suite 700
Toronto, ON CANADA M5C 2X3
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]     NO [   ]

At June 12th, 2013, the Registrant had 31,300,000 common shares outstanding.

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)

Index to Form 10-Q
For the Quarterly Period Ended April 30, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
(A Development Stage Company)
CONDENSED BALANCE SHEET

	April 30,	July 31,
	2013	2012
	(Unaudited)	(audited)

ASSETS
Current Assets:
Cash	$14,680	$217
Prepaid expenses	4,459	-

Total Assets	$19,139	$217

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$12,520	$8,910
Due to related party	39,672	11,672

Total Liabilities	$52,192	$20,582

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value
Issued and outstanding: 31,300,000 and 31,300,000 as of 04/30/13 and 07/31/12 respectively	$31,300	$31,300

Additional Paid-in Capital	215,000	215,000

Stock Issuable	25,000	-

Deficit Accumulated During the Development Stage	(304,353)	(266,665)
	-
Total Stockholders’ Deficit	(33,053)	(20,365)

Total Liabilities and Stockholders’ Equity (Deficit)	19,139	217

See accompanying Notes to the Financial Statements

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months		August 23, 2005
	Ended April 30,		Ended April 30,		(inception) to
	2013	2012	2013	2012	April 30, 2013

EXPENSES

Advertising	-	-	-	-	26,711
General and administrative expenses	19,598	45,540	37,688	113,012	287,704
Settlement of debt	-	-	-	-	(10,062)
Total Expenses	19,598	45,540	37,688	113,012	304,353

NET LOSS FROM OPERATIONS	$(19,598)	$(45,540)	$(37,688)	$(113,012)	$(304,353)

NET (LOSS) PER COMMON SHARE – BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	31,300,000	31,300,000	31,300,000	30,679,562

See accompanying Notes to the Financial Statements

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended April 30,		August 23, 2005 (inception)
	2013	2012	to April 30, 2013

OPERATING ACTIVITIES
Net (loss)	$(37,688)	$(102,950)	$(304,353)

Adjustments to reconcile net loss to net cash used in operating activities:
- Increase (decrease) in accounts payable	3,610	10,164	12,520
- Increase (decrease) in prepaid expenses	(4,459)	-	(4,459)

Net Cash (used by) Operating Activities	(38,537)	(92,786)	(296,292)

FINANCING ACTIVITIES
Advances from related party	28,000	-	39,000
Issuances of common stock	-	150,000	251,000
Cancellation of common stock	-	-	(30,000)
Contributed capital	-	-	25,300
Expenses paid by related parties	-	(65,000)	672
Stock issuable	25,000	-	25,000

Net Cash Provided By Financing Activities	53,000	85,000	310,972

NET CHANGE IN CASH	14,463	(7,786)	14,680
	-
CASH AND CASH EQUIVALENTS - Beginning of Period	217	12,535	-

CASH AND CASH EQUIVALENTS - End of Period	$14,680	$4,749	$14,680

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions	$-	$-	$-
Contributed capital	$-	$-	$25,300
Expenses paid by related parties	$-	$-	$672

See accompanying Notes to the Financial Statements

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2013

NOTE 1.                  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2012 audited financial statements.  The results of operations for the period ended April 30, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 2.                  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At April 30, 2013 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As of April 30, 2013, the Company has never generated any revenues and has accumulated losses of $304,353 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

On April 12, 2013, the Company received $25,000 towards a subscription of common stock at $0.50 per share.  As of April 30, 2013, the shares had not yet been issued by the transfer agent and are recorded as stock issuable on the Balance Sheet.

NOTE 5.                  RELATED PARTY TRANSACTIONS

As at April 30, 2013, our president is owed $39,672 (July 31, 2012 - $11,672) for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

The officers and directors of the Company are involved in other business activities. These persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.                  SUBSEQUENT EVENTS

On April 24, 2013, the Company issued a press release announcing that it had entered into an Exclusivity Agreement and Non-Binding Letter of Intent (“LOI”) to purchase 100% of one of Latin America’s largest and most successful mobile content and services companies.  Under the terms of the LOI, the purchase of the Acquisition would primarily be paid for with cash consideration, a component of which is structured as a three-year earn-out, and conditioned on the achievement of certain EBITDA hurdles. The Acquisition would also receive some common stock, valued on the same basis as the equity component of the Company’s intended financing.  Completion of the transaction under the LOI is dependent on, among other things, the completion of due diligence satisfactory to the Company, and the completion of an audit under US GAAP.

Furthermore, to better reflect the Company’s new business direction, as the Company intends to pursue business opportunities in the digital media sector, the Company changed its name to MeeMee Media Inc.  In connection with the name change, FINRA has assigned the Company a new stock symbol “MEME”, which was deemed effective at the open of business on May 16th, 2013.

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

In this Form 10-Q references to “MeeMee”, “the Company”, “we”, “us” and “our” refer to MeeMee Media Inc.

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

Overview of Operations

We were incorporated in the State of Nevada on August 23, 2005.  We maintain our statutory registered agent’s office at 311 W. Third Street, Carson City, NV 89703 and our business office is 36 Lombard Street, Suite 700, Toronto, ON, Canada, M5C 2X3. Our telephone number is (416) 941-9069.

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

On April 24, 2013, we issued a press release announcing that we had entered into an Exclusivity Agreement and Non-Binding Letter of Intent (“LOI”) to purchase 100% of one of Latin America’s largest and most successful mobile content and services companies.  The Company intends to immediately engage a registered investment dealer in the United States to raise sufficient capital to accomplish the purchase of the Acquisition and furnish working capital for the Company’s growth in markets outside of Latin America. Under the terms of the LOI, the purchase of the Acquisition would primarily be paid for with cash consideration, a component of which is structured as a three-year earn-out, and conditioned on the achievement of certain EBITDA hurdles. The Acquisition would also receive some common stock, valued on the same basis as the equity component of the Company’s intended financing.  Completion of the transaction under the LOI is dependent on, among other things, the completion of due diligence satisfactory to the Company, and the completion of an audit under US GAAP.  The parties expect the audit under US GAAP to be completed within approximately 6-8 weeks.  Under the terms of the Exclusivity Agreement, the parties have agreed that the Acquisition will not engage in any negotiations or discussions with other potential acquirers during the period of exclusivity, which currently runs until July 31, 2013.  The parties have also agreed to maintain the confidentiality of the identity of the Acquisition in order to protect the Acquisition’s competitive interests, and the interests of its many customers and employees, during what is always a tumultuous period for a company that is in the process of being acquired.

To better reflect our new business direction, as we intend to pursue business opportunities in the digital media sector, we changed our name to MeeMee Media Inc.  In connection with the name change, FINRA has assigned the Company a new stock symbol “MEME”, which was deemed effective at the open of business on May 16th, 2013.

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We can be defined as a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

Liquidity and Capital Resources

At April 30, 2013, we had total assets of $19,139 consisting solely of cash and total liabilities of $52,192 compared to total assets of $217 and total liabilities of $ 20,582 at July 31, 2012.  Net working capital was ($33,053) compared to ($20,365) at July 31, 2012.  We incurred a loss of $37,688 for the nine months ending April 30, 2013 and an aggregate deficit since inception of $304,353.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to April 30, 2013 was $251,000.  During the quarter the Company received $25,000 towards a subscription of common stock at $0.50 per share.  As of April 30, 2013, the shares had not yet been issued by the transfer agent and are recorded as stock issuable on the Balance Sheet.

At April 30, 2013 we had $14,680 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues, nor can there be any assurance that we can generate significant revenues from operations. During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operation. Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.  To date our president is owed a total of $39,672 (July 31, 2012 - $11,672) for loans and payments made directly to vendors on behalf of the Company. The amount due is unsecured, non-interest bearing and due on demand.

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

On April 24, 2013, we entered into an Exclusivity Agreement and Non-Binding Letter of Intent to purchase 100% of one of Latin America’s largest and most successful mobile content and services companies.  Our plan of operation for the next twelve months will be to work towards the completion of the transactions contemplated under the Letter of Intent.

Results of Operations

We did not generate any revenues during the periods ended April 30, 2013 and 2012.

During the nine month periods ended April 30, 2013 and 2012, much of the Company’s resources were directed at maintaining the Company in good standing and identifying new business opportunities.

For the three months ended April 30, 2013 and 2012

We had a net loss of $19,598 for the three months ended April 30, 2013 compared to a net loss of $45,540 for the three month period ended April 30, 2012.  The change is explained below.

Operating Expenses:  Operating expenses were considerably lower during the three month period ending April 30, 2013 as compared to April 30, 2012. Expenses were $19,598 and $45,540 respectively.  Operating expenses were greater during the quarter ended April 30, 2012 as a result of increased professional fees and travel and entertainment expenses related to pursuing potential acquisitions in the natural resource sector.  For the three months ended April 30, 2013 operating expenses consisted of $6,000 in professional fees, $3,710, general office expenses, $1,451 in travel expenses and $8,437 in transfer agent and filing fees.

For the nine months ended April 30, 2013 and 2012

We had a net loss of $37,688 for the nine months ended April 30, 2013 compared to a net loss of $113,012 for the nine month period ended April 30, 2012.  The change is explained below.

Operating Expenses:  Operating expenses for the nine months ended April 30, 2013 were $37,688 and were $113,012 during the nine months ended April 30, 2012.  Expenses were higher during the nine months ended April 30, 2012 due to expenses incurred pursuing potential acquisitions in the natural resource sector.

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

Off-Balance Sheet Arrangements

At April 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report for the fiscal year ended July 31, 2012 and subsequently through the interim quarterly report for the period ending April 30, 2013.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 30, 2013. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of April 30, 2013. The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending July 31, 2012 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of April 30, 2013, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended April 30, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                   OTHER INFORMATION

On June 10, 2013, the Board of Directors (the “Board”) of MeeMee Media Inc. appointed Ira Rubenstein, age 49 to the Board, to hold office until the next Annual Meeting and until his successor is elected and qualified.  Furthermore on June 10, 2013, Martin Doane notified the Board that he would resign as Chief Executive Officer of the Company.  The resignation became effective immediately.  To fill the vacancy left by Mr. Doane’s resignation, the Board appointed Ira Rubenstein to the position of Chief Executive Officer.  Mr. Rubenstein is expected to assume his position immediately and serve in this capacity until such time as his successor shall be duly appointed and qualified or until his resignation or removal.

ITEM 6.                   EXHIBITS

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2

3.3	No Show, Inc. Amended Articles of Incorporation	8-K	March 26, 2012	3.3

3.4	Amendments to Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.4

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th day of June 2013.

MEEMEE MEDIA INC. (Formerly EnDev Holdings Inc.)

BY:	/s/ IRA RUBENSTEIN
Ira Rubenstein, Principal Executive Officer and Director

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2

3.3	No Show, Inc. Amended Articles of Incorporation	8-K	March 26, 2012	3.3

3.4	Amendments to Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.4

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer)				X