Form 10-K
period 2013-07-31
MeeMee Media Inc.
filed 2013-10-29
CIK 1411009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013

Commission file number 000-52961

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

6630 West Sunset Boulevard
Los Angeles, CA  90027
(Address of principal executive offices, including zip code.)

(310) 460-9215
(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
36 Lombard Street, Suite 700
Toronto, ON Canada, M5C 2X3

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [   ] Yes   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:   [   ] Yes    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 day.   [X] Yes   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy if information statements incorporated by reference in
 Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [   ] Yes   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [X] Yes   No [   ]

The aggregate market value of the voting common stock held by non-affiliates (13,490,000 shares of voting common stock) as of the most recently completed second fiscal quarter, computed at the market price of $0.375 was $ 5,058,750.00.

On October 24th, 2013, the Registrant had 32,275,000 outstanding common shares of voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)

Index to Form 10-K
For the Fiscal Year Ended July 31, 2013

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

In this Form 10-K references to “MeeMee”, “the Company”, “we”, “us” and “our” refer to MeeMee Media Inc.

PART I

ITEM 1.           BUSINESS

History

We were incorporated in the State of Nevada on August 23, 2005 as No Show Inc.  We maintain our statutory registered agent’s office at 311 West Third Street, Carson City, NV 89703 and our business office is 6630 West Sunset Boulevard, Los Angeles, CA 90027. Our telephone number is (310) 460-9215.

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

On March 26, 2012, we changed our name to EnDev Holdings Inc. as we were pursuing potential acquisitions in the natural resource sector. We did not enter into any definitive agreements or understanding with any prospective business combination candidates and did not target any business for investigation and evaluation.

On April 24, 2013, we issued a press release announcing that we had entered into an Exclusivity Agreement and Non-Binding Letter of Intent (“LOI”) to purchase 100% of one of Latin America’s largest and most successful mobile content and services companies.  To better reflect our new business direction locating business opportunities in the digital media sector, we changed our name to MeeMee Media Inc.  In connection with the name change, FINRA assigned the Company a new stock symbol “MEME”, which was deemed effective at the open of business on May 16th, 2013.  Under the terms of the LOI, the purchase of the Acquisition would primarily be paid for with cash consideration, a component of which is structured as a three-year earn-out, and conditioned on the achievement of certain EBITDA hurdles. The Acquisition would also receive some common stock, valued on the same basis as the equity component of the Company’s intended financing.  Completion of the transaction under the LOI is dependent on, among other things, the completion of due diligence satisfactory to the Company, and the completion of an audit under US GAAP.  Under the terms of the Exclusivity Agreement, the parties agreed that the Acquisition would not engage in any negotiations or discussions with other potential acquirers during the period of exclusivity. The parties also agreed to maintain the confidentiality of the identity of the Acquisition in order to protect the Acquisition’s competitive interests, and the interests of its many customers and employees, during what is always a tumultuous period for a company that is in the process of being acquired.

The Exclusivity Agreement and LOI expired on July 31, 2013 and further to discussions and efforts over the past months, on October 3, 2013, both parties agreed to revise and extend the LOI and Exclusivity Agreement.   The parties intend to close the proposed Acquisition by November 30, 2013.

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

ITEM 2.           PROPERTIES

We own no real property. We currently maintain office space located at 6630 West Sunset Boulevard, Los Angeles, CA 90027.  There is no lease arrangement for the office space. We are on a month-by-month, as needed basis.

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the Financial Industry Regulatory Authority’s (FINRA) Over-the-Counter marketplace under the name “MeeMee Media Inc.” and under the symbol “MEME”. Our common stock par value is $0.001 per share.

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

Fiscal Year	High Bid	Low Bid
2013

Fourth Quarter 05-1-13 to 07-31-13	$2.00	$0.60
Third Quarter 02-1-13 to 04-30-13	$0.65	$0.40
Second Quarter 11-1-12 to 01-31-13	No activity	No activity
First Quarter 08-1-12 to 10-31-12	No activity	No activity

Fiscal Year	High Bid	Low Bid
2012

Fourth Quarter 05-1-12 to 07-31-12	No activity	No activity
Third Quarter 02-1-12 to 04-30-12	$0.75	$0.75
Second Quarter 11-1-11 to 01-31-12	No activity	No activity
First Quarter 08-1-11 to 10-31-11	No activity	No activity

Shareholders

At July 31, 2013 the Company had 34 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company. Our transfer agent is Empire Stock Transfer.  Empire Stock Transfer is located at 1859 Whitney Mesa Dr., Henderson, NV 89014; telephone: (702) 818-5898; facsimile: (702) 974-1444.

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

On June 13, 2013, the Company issued 190,000 unregistered restricted shares of its common stock at $0.50 per share for $95,000 cash and cash equivalent. The shares were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with a non-US person.

Subsequent to end of the reporting period covered by this report on Form 10-K, the Company issued 25,000 shares of unregistered restricted common stock valued at $0.25 per share in lieu of outstanding debt totaling $6,250 for professional services rendered.  In addition, the Company issued 250,000 shares of unregistered common stock at $0.50 per share for a total of $125,000 cash and cash equivalent.  On October 3, 2013, the Company issued 510,000 common shares at $0.21 per common share for a total of $107,100 cash.  The shares were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with a non-US person.

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Liquidity and Capital Resources

At July 31, 2013, we had total assets of $5,234 consisting solely of cash and total liabilities of $291,877, compared to total assets of $217 and total liabilities of $20,582 at July 31, 2012.  Net working capital was ($286,643) compared to ($20,365) at July 31, 2012.  We incurred a loss of $361,278 for the year ended July 31, 2013 and we have incurred an aggregate deficit since inception of $627,943.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to July 31, 2013 was $346,000.  During the fiscal year ended July 31, 2013 we issued 190,000 common shares for proceeds to the Company of $95,000.

At July 31, 2013 we had $5,234 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We need to raise additional capital to fund any future plan of operation. Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.

As at July 31, 2013, an aggregate of $215,417 is owed to our current and former directors and officers.  The amount of $25,000 (July 31, 2012 - $11,672) is owed to our former director and president for loans advanced.  As at July 31, 2013, $12,313 (July 31, 2012 – nil) is owed to a current director and officer for expenses incurred on behalf of the Company.  During the year ended July 31, 2013, we entered into an Employment Agreement and a Management Services Agreement with two current officers of the Company. A total of $178,105 is owed for consulting fees pursuant to those agreements. All amounts due are unsecured, non-interest bearing and due on demand.

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

Our plan of operation for the next twelve months will be to continue working towards the completion of the proposed transaction under the revised LOI executed on October 3, 2013.  In the event the transaction does not close, we will then (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

For the Years Ended July 31, 2013 and 2012

We did not generate any revenues during the periods ended July 31, 2013 and 2012.

During the fiscal years ended July 31, 2013 and 2012, much of the Company’s resources were directed at maintaining the Company in good standing, identifying new business opportunities and conducting due diligence on the transaction as proposed under the LOI executed April 24, 2013.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

We had a net loss of $361,278 for the year ended July 31, 2013 compared to a net loss of $97,744 for the year ended July 31, 2012.  The change is explained below.

Operating Expenses:  Operating expenses were $361,278 and $97,744 respectively. In fiscal 2013 operating expenses increased by $263,534 as the Company focused its resources on pursuing a potential merger/acquisition with one of Latin America’s largest and most successful mobile content and services companies.  The Company also entered into employment and consulting agreements with two of its officers to assist with the due diligence process.

During the year ended July 31, 2013, we incurred expenses of $182,804 for consulting and related fees owed to our two officers for professional services rendered to the Company.  Due diligence fees of $84,871 were incurred during fiscal 2013 in connection with the investigation of a prospective merger with a Latin American mobile content and services company. On July 31, 2013, the Exclusivity Agreement and LOI expired and further to discussions and efforts over the past months both parties agreed to extend the LOI and Exclusivity Agreement on October 3, 2013.  We incurred expenses of $18,517 related to the development of our website and shareholder relations costs and $75,086 in general and administrative expenses which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, travel and entertainment, bank and foreign exchange fees and general office expenses.

As of the date of this report, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities and carry on with the due diligence process of the proposed acquisition. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of July 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MeeMee Media Inc. fka EnDev Holdings Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of MeeMee Media Inc. fka EnDev Holdings Inc. (A Development Stage Company) as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended July 31, 2013 and since inception on August 23, 2005 through July 31, 2013. MeeMee Media Inc. fka EnDev Holdings Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MeeMee Media Inc. fka EnDev Holdings Inc. (A Development Stage Company) as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended July 31, 2013 and since inception on August 23, 2005 through July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at July 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SEALE AND BEERS, CPAS
Seale and Beers, CPAs
Las Vegas, Nevada
October 22, 2013

50 S. Jones Blvd. Suite 201 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)

	July 31,	July 31,
	2013	2012

ASSETS

Current Assets:
Cash	$5,234	$217
Prepaid Expenses	-	-

Total Assets	$5,234	$217

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$76,460	$8,910
Due to related parties	215,417	11,672

Total Liabilities	$291,877	$20,582

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value
Issued and outstanding: 31,490,000 and 31,300,000 as of 07/31/13 and 07/31/12 respectively	$31,490	$31,300

Additional Paid-in Capital	309,810	215,000

Deficit Accumulated During the Development Stage	(627,943)	(266,665)

Total Stockholders’ Deficit	(286,643)	(20,365)

Total Liabilities and Stockholders’ Equity (Deficit)	5,234	217

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

	For the Year Ended	For the Year Ended	August 23, 2005 (inception) to
	July 31, 2013	July 31, 2012	July 31, 2013

REVENUE	$-	$-	$-

EXPENSES

Advertising	-	-	26,711
General and administrative expenses	75,086	107,806	325,102
Consulting fees	182,804	-	182,804
Shareholder relations	18,517	-	18,517
Due Diligence	84,871	-	84,871
Settlement of debt	-	(10,062)	(10,062)

Total Expenses	361,278	97,744	627,943

Provision for income taxes	-	-	-

NET INCOME (LOSS) FROM OPERATIONS	$(361,278)	$(97,744)	$(627,943)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	31,324,986	30,835,519

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the Year Ended July 31,		August 23, 2005 (inception)
	2013	2012	to July 31, 2013

OPERATING ACTIVITIES

Net (loss)	$(361,278)	$(97,744)	$(627,943)

Adjustments to reconcile net loss to net cash used in operating activities:
- Increase (decrease) in accounts payable-related parties	190,417	-	190,417
- Increase (decrease) in accounts payable	67,550	(10,574)	76,460
- Increase (decrease) in prepaid expenses	-	-	-

Net Cash (used by) Operating Activities	(103,311)	(108,318)	(361,066)

FINANCING ACTIVITIES

Issuances of common stock	95,000	150,000	346,000
Advances from former related party	13,328	(54,000)	25,000
Cancellation of common stock	-	-	(30,000)
Contributed capital	-	-	25,300
Expenses paid by related parties	-	-	-

Net Cash Provided By Financing Activities	108,328	96,000	366,300

NET CHANGE IN CASH	5,017	(12,318)	5,234

CASH AND CASH EQUIVALENTS- Beginning of Period	217	12,535	-

CASH AND CASH EQUIVALENTS - End of Period	$5,234	$217	$5,234

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions	$-	$-	$-
Contributed capital	$-	$-	$25,300
Expenses paid by related parties	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(Expressed in US Dollars)

	Common Stock		Additional Paid-In	(Deficit) Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Contributed capital – May 1, 2006	-	$-	$3,000	$-	$3,000

May 2006 - Common Stock issued for cash @ $0.10 per share pursuant to Rule 504 Offering	100,000	100	9,900	-	10,000

Net (loss) for the year ended July 31, 2006	-	-	-	(2,870)	(2,870)

Balance July 31, 2006	10,000	100	12,900	(2,870)	10,130

September 2006 – Common Stock issued for cash @ $0.0005 per share pursuant to Rule 506 Offering	12,000,000	12,000	(6,000)	-	6,000

May 2007 – Common stock Issued for cash @ $0.0005 per share pursuant to Rule 506 Offering	30,000,000	30,000	(15,000)	-	15,000

Net (loss) for the year ended July 31, 2007	-	-	-	(16,130)	(16,130)

Balance, July 31, 2007	42,100,000	42,100	(8,100)	(19,000)	15,000

Net (loss) for the year ended July 31, 2008	-	-	-	(14,816)	(14,816)

Balance, July 31, 2008	42,100,000	42,100	(8,100)	(33,816)	184

December 2008 – Contributed capital	-	-	4,000	-	4,000

February 2009 – Contributed capital	-	-	6,300	-	6,300

July 2009- Contributed capital	-	-	10,000	-	10,000

Net (loss) for the year ended July 31, 2009	-	-	-	(17,009)	(17,009)

Balance, July 31, 2009	42,100,000	42,100	12,200	(50,825)	3,475

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(Expressed in US Dollars)

	Common Stock		Additional Paid	(Deficit) Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	In Capital	Stage	(Deficit)

December 7, 2009 – Common Stock issued for cash @ $0.002 per share for $70,000	36,000,000	36,000	34,000	-	70,000

December 8, 2009 – Common Stock repurchased @ $0.001	(30,000,000)	(30,000)	-	-	(30,000)
March 22, 2010 – Common Stock returned by former officer and cancelled	(18,000,000)	(18,000)	18,000	-	-

July 24, 2010 – Stock repurchased for cash at $0.0003 per share	(18,000,000)	(18,000)	13,000	-	(5,000)

July 24, 2010 – Stock issued for cash at $0.0003 per share	18,000,000	18,000	(13,000)	-	5,000

Net (loss) for the year ended July 31, 2010	-	-	-	(59,001)	(59,001)

Balance, July 31, 2010	30,100,000	30,100	64,200	(109,827)	(15,527)

January 2011 – Contributed capital	-	-	2,000	-	2,000

Net (loss) for the year ended July 31, 2011	-	-	-	(59,094)	(59,094)

Balance, July 31, 2011	30,100,000	30,100	66,200	(168,921)	(72,621)

December 8, 2011 - Stock issued for cash at $0.125 per share for $100,000	800,000	800	99,200	-	100,000

January 12, 2012 - Stock issued for cash at $0.125 per share for $50,000	400,000	400	49,600	-	50,000

Net loss for year ended July 31, 2012	-	-	-	(97,744)	(97,744)

Balance, July 31, 2012	31,300,000	31,300	215,000	(266,665)	(20,365)

June 13, 2013 - Stock Issued for cash at $0.50 per share for $95,000	190,000	190	94,810	-	95,000

Net loss for year ended July 31, 2013	-	-	-	(361,278)	(361,278)

Balance, July 31, 2013	31,490,000	$31,490	$309,810	$(627,943)	$(286,643)

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(Formerly EnDev Holdings Inc.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

NOTE 1.          GENERAL ORGANIZATION AND BUSINESS

MeeMee Media Inc. (formerly EnDev Holdings Inc.) (“we” and “the Company”) was incorporated under the laws of the state of Nevada on August 23, 2005. The Company has been in the development stage since inception and has had limited operations to date.  The Company’s sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity. On April 23, 2013, the Company changed its name from EnDev Holdings Inc. to MeeMee Media Inc. to better reflect the Company’s new business direction, as we intend to pursue business opportunities in the digital media sector.

NOTE 2.          SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

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

Calculation of net income (loss) per share is as follows:

	For the Year Ended July 31,
	2013	2012
Net (loss) (numerator)	$(361,278)	$(97,744)
Weighted average common shares outstanding (denominator)	31,324,986	30,835,519
Basic (loss) per share	$(0.01)	$(0.00)

The Company has not issued any options or warrants or similar securities since inception and therefore has no potentially dilutive securities.

NOTE 2.          SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (continued)

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

For the period from August 23, 2005 (inception) to July 31, 2013, the Company has not recognized any revenues.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at July 31, 2013 and 2012, the Company has cash equivalents in the amount of $ nil and $nil over the federally insured limit.

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

NOTE 3.          GOING CONCERN (continued)

At July 31, 2013 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of July 31, 2013, the Company has never generated any revenues and has accumulated losses of $627,943 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4.          RECENT PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 5.          STOCKHOLDERS’ EQUITY

Common Stock
The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  As of July 31, 2013 and 2012, the Company had 31,490,000 and 31,300,000 common shares, respectively, issued and outstanding.

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

NOTE 5.          STOCKHOLDERS’ EQUITY (continued)

On December 8, 2009, the Company paid two shareholders $30,000 for the return and cancellation of their 30,000,000 shares of common stock.

On March 22, 2010, one of our former officers and former directors returned 18,000,000 shares of our common stock in the belief that it was in our best interest and in the interest of other shareholders to do so because the cancellation of these shares would increase the shareholder value of the common stock.  No compensation was paid to the former officer and former director for the cancellation of her shares, and an $18,000 adjustment was made to additional paid-in capital on the Company’s balance sheet.

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

On December 8, 2011, the Company issued 800,000 shares of its common stock at $0.125 per share for $100,000 cash.

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

On June 13, 2013, the Company issued an aggregate of 190,000 shares of its common stock at $0.50 per share pursuant to a private placement.

NOTE 6.          RELATED PARTY TRANSACTIONS

As at July 31, 2013, an aggregate of $215,417 is owed to our current and former directors and officers.  The amount of $25,000 (July 31, 2012 - $11,672) is owed to our former director and president for loans advanced.  As at July 31, 2013, $12,313 (July 31, 2012 – nil) is owed to a current director and officer for expenses incurred on behalf of the Company.

NOTE 6.          RELATED PARTY TRANSACTIONS (continued)

During the year ended July 31, 2013, we entered into an Employment Agreement and a Management Services Agreement with two current officers of the Company. A total of $178,105 is owed for consulting fees pursuant to those agreements. All amounts due are unsecured, non-interest bearing and due on demand.

NOTE 7.          SETTLEMENT OF DEBT

During the fiscal year ended July 31, 2012, $10,062 of a payable due to a law firm was settled against the final balance owing (July 31, 2013 - $0).  This amount is being recorded as gain on the extinguishment of debt.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	July 31, 2013	July 31, 2012

Income tax expense at statutory rate	$0	$0
Common stock issued for services	0	0
Valuation allowance	0	0
Income tax expense per books	$0	$0

Net deferred tax assets consist of the following components as of:

	July 31, 2013	July 31, 2012

NOL carryover	$627,943	$266,665
Valuation allowance	(627,943)	(266,665)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $nil for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9.          SUBSEQUENT EVENTS

On August 28, 2013, the Company issued 25,000 shares of unregistered restricted common stock valued at $0.25 per share in lieu of outstanding debt totaling $6,250 for professional services rendered.

On September 9, 2013, the Company issued 250,000 shares of unregistered common stock at $0.50 per share for a total of $125,000 cash and cash equivalent.

On October 3, 2013, the Company issued 510,000 shares of unregistered common stock at $0.21 per share for a total of $107,100 cash.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the last two fiscal years ended July 31, 2013 and 2012, included in this report have been audited by Seale and Beers, CPAs, 50 S. Jones Blvd. Suite 201, Las Vegas, Nevada 89107, as set forth in their report included herein.

ITEM 9A.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective as of July 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2013, our disclosure controls and procedures were not effectively.   This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control.

As of July 31, 2013 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2014.  Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2014.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees during the last fiscal year.

Name	Age	Title	Positions Held

Raniero Corsini	50	Former President, Former Principal Executive Officer, Former Principal Financial Officer, Former Principal Accounting Officer, Former Treasurer and a former member of the Board of Directors
President, Principal Executive Officer: July 25,
2010 – April 3, 2013
Treasurer: July 25, 2010 – July 11, 2013
Director: July 16, 2010 – July 11, 2013
Principal Financial Officer:  July 4, 2011 –
July 11, 2013

Martin Doane	49	President, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors	Secretary: July 25, 2010 President: April 3, 2013 Principal Executive Officer: April 3, 2013 – June 10, 2013 Principal Financial Officer & Treasurer: July 11, 2013 Director: July 16, 2010

Ira Rubenstein	49	Principal Executive Officer and a member of the Board of Directors	June 10, 2013

Background of Officers and Directors

Ira Rubenstein, Principal Executive Officer and Director

Mr. Rubenstein brings to the Company more than 15 years of devising and launching game-changing digital and new media strategies for large media corporations as well as smaller entrepreneurial businesses.  From May 2011 through May 2013 he was the Executive Vice President of Digital Marketing with 20th Century Fox; a Theatrical films/Entertainment company.  While employed with 20th Century Fox, Mr. Rubenstein managed all digital marketing including web site design and development, social media strategy and execution, and development/distribution of mobile, apps, games and digital videos.  He established innovative digital marketing organization that has produced multiple groundbreaking programs and partnerships, and driven unprecedented online exposure for major motion pictures such as Avatar, Prometheus, Chronicle, Rise of the Planet of the Apes and XMen First Class.

From April 2008 to May 2011 he worked for Marvel Entertainment/ The Walt Disney Company as the Executive Vice President of Global Digital Media Group.  During his employment with Marvel/The Walt Disney Company he was responsible for all digital marketing strategy and execution for Marvel including:  mobile, games, digital publishing, web site, and social media.

Martin Doane, Principal Financial Officer, Secretary, Treasurer and Director

Martin Doane is a graduate of the University of Western Ontario and Osgoode Hall Law School and has been a practitioner of law since 1989.  His industry and legal endeavors have supplied him with a global network of professionals, entrepreneurs, and capital sources on which to draw for MeeMee Media’s business.

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

Prior to joining the board of directors of MeeMee Media Inc., from June 2001 to April 2006, Martin Doane served as Chairman of the Board of Lemontonic Inc. (TSX-V:LEM) based in Toronto, Canada.  Lemontonic Inc. was a social networking software company whose primary business was the development, deployment and sale of proprietary online/web and instant messaging technology in the online dating category.   In April 2006, Lemontonic Inc. completed a business combination with Pioneering Technology Inc. (TSX-V: PIO) and formed a new company in the unrelated business of developing energy smart solutions.  Mr. Doane has also served as a director of Northern Empire Energy Corp. (OTCPK:NOEEE) since March 2012.

Raniero Corsini, Former President, Former Principal Executive Officer, Former Principal Financial Officer, Former Treasurer & Former Director

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

Effective July 11, 2013, Mr. Corsini was no longer an officer or director of MeeMee Media Inc.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.  The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns, or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Corsini, Doane and Rubenstein have not been the subject of the following events:

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

Committees of the Board and Financial Expert

Our Board of Directors held no formal meetings during the 12 month period ended July 31, 2013.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

ITEM 11.         EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of July 31, 2013 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table

						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ira Rubenstein,	2013	$88,105	0	0	0	0	0	$4,699	$92,804
Principal Executive	2012	0	0	0	0	0	0	0	0
Officer & Director	2011	0	0	0	0	0	0	0	0

Martin Doane,	2013	$90,000	0	0	0	0	0	0	$90,000
President, Principal	2012	0	0	0	0	0	0	0	0
Financial Officer, Secretary, Treasurer and Director	2011	0	0	0	0	0	0	0	0

Raniero Corsini,	2013	0	0	0	0	0	0	0	0
Former President,	2012	0	0	0	0	0	0	0	0
former Principal Financial Officer, former Principal Accounting Officer, former Treasurer and former Director (resigned 7/11/13)	2011	0	0	0	0	0	0	0	0

Employment Agreements

In connection with his appointment as principal executive officer, the Company entered into an employment agreement with Ira Rubenstein.  The employment agreement provides for, among other things, an employment term commencing May 23, 2013 and shall continue from year to year thereafter until his employment or the employment agreement is terminated.  Mr. Rubenstein is entitled to receive an annual base salary of $475,000, payable monthly in arrears.  Mr. Rubenstein will also be entitled to an annual bonus of up to 100% of his base salary which will be paid in January of the year following the applicable bonus year, as well as certain benefits generally provided to senior employees of the Company.

On June 10, 2013, the Company entered into a Management Services Agreement (the “Agreement”) to compensate Martin Doane for executive management services rendered to the Company.  The Agreement provides for a term of employment beginning May 1, 2013 and shall continue from year to year thereafter until his employment or the Agreement is terminated.  Mr. Doane will receive an annual base salary of $360,000, payable monthly in arrears and will also be entitled to an annual bonus of up to 150% of his base salary which will be paid in January of the year following the applicable bonus year.  He will also be entitled to receive certain benefits generally provided to senior employees of the Company.

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

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Ira Rubenstein	0	0	0	0	0	0	0
Martin Doane	0	0	0	0	0	0	0
Raniero Corsini (resigned 7/11/13)	0	0	0	0	0	0	0

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

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of July 31, 2013, with the computation being based upon 31,490,000 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class (3)

Officers and Directors

Martin Doane (1)	18,000,000	President, Principal Financial Officer, Secretary, Treasury and Director	57.16%

Ira Rubenstein	0	Principal Executive Officer, and Director	0%

All Officers and Directors as a
Group (2 Persons)	18,000,000		57.16%

Principal Stockholders

2251442 Ontario Inc. (1) 36 Lombard Street, Suite 700 Toronto, Ontario M5C 2X3	18,000,000	Principal Stockholder	57.16%

Fast – Cede & Co. (2) Box 20 Bowling Green Station New York, NY	5,193,000	Principal Stockholder	16.49%

(1)
Represents shares held in the name of 2251442 Ontario Inc., for which Ubequity Capital Partners Inc.; 36 Lombard Street, Suite 700, Toronto, ON M5C 2X3, is the sole shareholder. The voting and disposition power of the shares controlled by Ubequity is shared by Ubequity’s two Global Managing Directors; Bill Calsbeck and Martin Doane.

(2)
Cede & Co. acting as a depository service for beneficial holders of the Company’s common stock, holds an aggregate of 5,193,000 common shares. The beneficial owners of such shares are not known to the Company.

(3)	Percentage based on 31,490,000 shares of common stock outstanding on July 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended July 31, 2013, Mr. Corsini, our former president, principal financial officer and director, provided us his office in which we conducted business on our behalf.  Upon his resignation on July 11, 2013, through to August 31, 2013, Mr. Doane our current president, principal financial officer, secretary, treasurer and director provided us with office space to conduct our business.  Neither Messrs. Corsini, or Doane have received any remuneration for the use of the office space.

As at July 31, 2013, an aggregate of $215,417 is owed to our current and former directors and officers.  The amount of $25,000 (July 31, 2012 - $11,672) is owing to our former director and president for loans advanced.  As at July 31, 2013, $12,313 (July 31, 2012 – nil) is owed to a current director and officer for expenses incurred on behalf of the Company.

During the year ended July 31, 2013, we entered into an Employment Agreement and a Management Services Agreement with two current officers of the Company. A total of $178,105 is owed for consulting fees pursuant to those agreements. All amounts due are unsecured, non-interest bearing and due on demand.

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

Director Independence

During the year ended July 31, 2013, we had no independent directors. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

2013	$6,600
2012	$8,000

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$-
2012	$-

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$-
2012	$-

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$-
2012	$-

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits:

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1(1)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1(1)

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2

3.2(1)	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company’s Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	32.(1)

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 24th day of October 2013.

MEEMEE MEDIA INC. (Formerly EnDev Holdings Inc.)

BY:	/s/ IRA RUBENSTEIN

Ira Rubenstein, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

October 24th, 2013
By:	/s/ Ira Rubenstein	Principal Executive Officer
	Ira Rubenstein	Director

October 24th, 2013
By:	/s/Martin Doane	President
	Martin Doane	Principal Financial Officer
Secretary
Treasurer
Director

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1(1)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1(1)

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

3.2	Bylaws as currently in effect	SB-2	August 31, 2007	3.2

3.2(1)	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company’s Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	32.(1)

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer)				X