Form 10-Q
period 2013-10-31
MeeMee Media Inc.
filed 2013-12-13
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52961

MEEMEE MEDIA INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

6630 West Sunset Boulevard
Los Angeles, CA  90027
 (Address of principal executive offices, including zip code.)

(310) 460-9215
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

At December 10, 2013, the Registrant had 33,075,000 common shares outstanding.

MEEMEE MEDIA INC.

Index to Form 10-Q
For the Quarterly Period Ended October 31, 2013

MEEMEE MEDIA INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(Expressed in US Dollars)

	October 31,	July 31,
	2013	2013
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$1,731	$5,234
Prepaid Expenses	10,024	-

Total Assets	$11,755	$5,234

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$107,128	$76,460
Due to related parties	371,855	215,417

Total Liabilities	$478,983	$291,877

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value
Issued and outstanding: 32,725,000 and 31,490,000 as of 10/31/13 and 07/31/13 respectively	$32,725	$31,490

Additional Paid-in Capital	822,025	309,810

Stock Issuable	33,841	-
Deficit Accumulated During the Development Stage	(1,355,819)	(627,943)

Total Stockholders' Deficit	(467,228)	(286,643)

Total Liabilities and Stockholders' Equity (Deficit)	11,755	5,234

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

	For the Three Months Ended October 31,		August 23, 2005 (inception) to
	2013	2012	October 31, 2013

EXPENSES

Advertising	-	-	26,711
General and administrative expenses	51,804	10,529	376,906
Consulting fees	485,799	-	668,603
Shareholder relations	-	-	18,517
Due Diligence	190,273	-	275,144
Settlement of debt	-	-	(10,062)
Total Expenses	727,876	10,529	1,355,819

NET LOSS FROM OPERATIONS	$(727,876)	$(10,529)	$(1,355,819)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	31,829,340	31,300,000

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	For the Three Months Ended October 31,		August 23, 2005 (inception)
	2013	2012	to October 31, 2013

OPERATING ACTIVITIES

Net (loss)	$(727,876)	$(10,529)	$(1,355,819)

Adjustments to reconcile net loss to net cash used in operating activities:
- Increase (decrease) in accounts payable - related party	156,438	(898)	371,855
- Increase (decrease) in accounts payable	30,668		107,128
- (Increase) decrease in prepaid expenses	(10,024)	-	(10,024)

Net Cash (used by) Operating Activities	(550,794)	(11,427)	(886,860)

FINANCING ACTIVITIES

Issuances of common stock	513,450	-	834,450
Advances from related party	-	15,000	25,000
Cancellation of common stock	-	-	(30,000)
Contributed capital	-	-	25,300
Subscription funds received	33,841	-	33,841

Net Cash Provided By Financing Activities	547,291	15,000	888,591

NET CHANGE IN CASH	(3,503)	3,573	1,731

CASH AND CASH EQUIVALENTS- Beginning of Period	5,234	217	-

CASH AND CASH EQUIVALENTS - End of Period	$1,731	$3,790	$1,731

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions	$-	$-	$-
Contributed capital	$-	$-	$25,300

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
October 31, 2013

NOTE 1.                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2013 audited financial statements.  The results of operations for the period ended October 31, 2013 are not necessarily indicative of the operating results for the full year.

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

At October 31, 2013 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.

NOTE 2.                      GOING CONCERN (continued)

The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of October 31, 2013, the Company has never generated any revenues and has accumulated losses of $1,355,819 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 3.                      RECENT PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

 NOTE 4.                      STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

Opening Balance, July 31, 2013	31,490,000
Common shares issued during the period	1,235,000
Closing Balance, October 31, 2013	32,725,000

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

On October 21, 2013, the Company issued an aggregate of 200,000 shares of unregistered common stock to non-related service providers pursuant to a consulting agreement entered into during the period. The shares were valued at $120,000 based on the fair market value of the stock on the date the shares were issued.

NOTE 4.                      STOCKHOLDERS' EQUITY (continued)

On October 31, 2013, the Company issued 250,000 shares of unregistered common stock to a non-related service provider pursuant to a financial advisory agreement entered into during the period. The shares were valued at $150,000 based on the fair market value of the stock on the date the shares were issued.

NOTE 5.                      RELATED PARTY TRANSACTIONS

As at October 31, 2013, an aggregate of $371,855 (July 31, 2013 - $215,417) is owed to our current officers pursuant to an Employment Agreement and a Management Services Agreement with the Company.

NOTE 6.                      SUBSEQUENT EVENTS

The Company evaluated events up through December 10, 2013 and determined that there are none to disclose.

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

The Exclusivity Agreement and LOI expired on July 31, 2013 and on October 3, 2013, both parties agreed to revise and extend the LOI and Exclusivity Agreement.   The parties intend to close the proposed Acquisition by November 30, 2013.

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

Liquidity and Capital Resources

At October 31, 2013, we had total assets of $11,755 ($1,731 in cash and $10,024 in prepaid expenses) and total liabilities of $478,983 compared to total assets of $5,234 and total liabilities of $ 291,877 at July 31, 2013.  Net working capital was ($467,228) compared to ($286,643) at July 31, 2013.  We incurred a loss of $727,876 for the three months ending October 31, 2013 and an aggregate deficit since inception of $1,355,819.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to October 31, 2013 was $834,450.  During the three months ended October 31, 2013 we issued 1,235,000 shares of our common stock valued at  $513,450.  In addition the Company received $33,841 towards subscriptions of common stock.  As of October 31, 2013, the shares had not yet been issued by the transfer agent and are recorded as subscription funds received on the Balance Sheet.

At October 31, 2013 we had $1,731 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues, nor can there be any assurance that we can generate significant revenues from operations. During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We need to raise additional capital to fund any future plan of operation.  Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.  As at October 31, 2013, an aggregate of $371,855 is owed to our current officers of the Company pursuant to an Employment Agreement and a Management Services Agreement with the Company.

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

Results of Operations

We did not generate any revenues during the periods ended October 31, 2013 and 2012.

During the three month periods ended  October 31, 2013 and 2012, much of the Company’s resources were directed at maintaining the Company in good standing, identifying new business opportunities and conducting due diligence on the transaction as proposed under the revised LOI executed October 3, 2013.

We had a net loss of $727,876 for the three months ended October 31, 2013 compared to a net loss of $10,529 for the three month period ended October 31, 2012.  The change is explained below.

Operating Expenses:  Operating expenses were $727,876 and $10,529 respectively. During the three months ended  October 31, 2013 operating expenses increased by $717,347 as the Company focused its resources on pursuing a potential merger/acquisition with one of Latin America’s largest and most successful mobile content and services companies.  The Company also entered into employment and consulting agreements with two of its officers to assist with the due diligence process.

During the three months ended October 31, 2013, we incurred expenses of $485,799 for consulting and related fees owed to our two officers for professional services rendered to the Company.  Due diligence fees of $190,273 were incurred during the period in connection with the investigation of a prospective merger with a Latin American mobile content and services company.  We incurred $51,804 in general and administrative expenses which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, travel and entertainment, bank and foreign exchange fees and general office expenses.

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

Off-Balance Sheet Arrangements

At October 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended July 31, 2013 and subsequently through the interim quarterly report for the period ending October 31, 2013.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 31, 2013. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of October 31, 2013. The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending July 31, 2013 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of October 31, 2013, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended October 31, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

The above noted shares were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with a non-US person.

On October 21, 2013 the Company issued an aggregate of 200,000 shares common stock pursuant to a consulting agreement entered into during the period. The shares were valued at $120,000 based on the fair market value of the stock on the date the shares were issued.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, to sophisticated investors who are also “accredited investors” within the meaning of Rule 501 (a) under the Securities Act.

On October 31, 2013, the Company issued 250,000 shares of common stock pursuant to a financial advisory agreement. The shares were valued at $150,000 based on the fair market value of the stock on the date the shares were issued. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, to a sophisticated investor who is also an “accredited investor” within the meaning of Rule 501 (a) under the Securities Act.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                   OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 10th day of December 2013.

MEEMEE MEDIA INC.

BY:	/s/ IRA RUBENSTEIN
Ira Rubenstein, Principal Executive Officer and Director

BY:	/s/ MARTIN DOANE
Martin Doane, President, Principal Financial Officer, Treasurer, Secretary and Director

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X