Form 10-Q
period 2014-01-31
MeeMee Media Inc.
filed 2014-03-13
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

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

At March 11, 2014, the Registrant had 33,275,000 common shares outstanding.

MEEMEE MEDIA INC.

Index to Form 10-Q
For the Quarterly Period Ended January 31, 2014

MEEMEE MEDIA INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(Expressed in US Dollars)

	January 31,	July 31,
	2014	2013
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$7,411	$5,234
Prepaid Expenses	3,306	-

Total Assets	$10,717	$5,234

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$300,799	$76,460
Due to related parties	526,501	215,417

Total Liabilities	$827,300	$291,877

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value
Issued and outstanding: 33,175,000 and 31,490,000 as of 1/31/14 and 07/31/13 respectively	$33,175	$31,490

Additional Paid-in Capital	1,041,475	309,810

Deficit Accumulated During the Development Stage	(1,891,233)	(627,943)

Total Stockholders’ Deficit	(816,583)	(286,643)

Total Liabilities and Stockholders’ Equity (Deficit)	10,717	5,234

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,		August 23, 2005 (inception) to
	2014	2013	2014	2013	January 31, 2014

EXPENSES

Advertising	-	-	-	-	26,711
General and administrative expenses	40,041	7,560	91,848	18,091	416,950
Consulting fees	322,433	-	808,232	-	991,036
Shareholder relations	8,100	-	8,100	-	26,617
Due Diligence	164,837	-	355,110	-	439,981
Settlement of debt	-	-	-	-	(10,062)
Total Expenses	535,411	7,560	1,263,290	18,091	1,891,233

NET LOSS FROM OPERATIONS	$(535,411)	$(7,560)	$(1,263,290)	$(18,091)	$(1,891,233)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.02)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	32,856,967	31,300,000	32,411,584	31,300,000

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	For the Six Months Ended January 31,		August 23, 2005 (inception)
	2014	2013	to January 31, 2014

OPERATING ACTIVITIES

Net (loss)	$(1,263,290)	$(18,091)	$(1,891,233)

Adjustments to reconcile net loss to net cash used in operating activities:
- Increase (decrease) in accounts payable - related party	311,084	-	501,501
- Increase (decrease) in accounts payable	224,339	692	300,799
- (Increase) decrease in prepaid expenses	(3,306)	-	(3,306)

Net Cash (used by) Operating Activities	(731,173)	(17,399)	(1,092,239)

FINANCING ACTIVITIES

Issuances of common stock	733,350	-	1,079,350
Advances from related party	-	18,000	25,000
Cancellation of common stock	-	-	(30,000)
Contributed capital	-	-	25,300

Net Cash Provided By Financing Activities	733,350	18,000	1,099,650

NET CHANGE IN CASH	2,177	601	7,411
	-
CASH AND CASH EQUIVALENTS- Beginning of Period	5,234	217	-

CASH AND CASH EQUIVALENTS - End of Period	$7,411	$818	$7,411

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions	$-	$-	$-
Contributed capital	$-	$-	$25,300

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2014

NOTE 1.                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2013 audited financial statements.  The results of operations for the period ended January 31, 2014 are not necessarily indicative of the operating results for the full year.

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

At January 31, 2014 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.

The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of January 31, 2014, the Company has never generated any revenues and has accumulated losses of $1,891,233 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2014

NOTE 3.                      RECENT PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 4.                      STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

Opening Balance, July 31, 2013	31,490,000

Common shares issued during the period	1,685,000

Closing Balance, January 31, 2014	33, 175,000

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

On December 2, 2013, the Company issued 100,000 shares of unregistered common stock at $0.50 per share for a total of $50,000 cash.

On December 5, 2013, the Company issued 250,000 shares of unregistered common stock at $0.50 per share for a total of $125,000 cash.

On December 23, 2013, the Company issued 100,000 shares of unregistered common stock at $0.50 per share for a total of $50,000 cash.

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2014

NOTE 5.                      RELATED PARTY TRANSACTIONS

As at January 31, 2014, an aggregate of $526,501 is owed to two current officers of the Company pursuant to an Employment Agreement and a Management Services Agreement with the Company.

NOTE 6.                      SUBSEQUENT EVENTS

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the “Note”), a Security Agreement and Common Stock Purchase Warrant (the “Warrant”) with an accredited investor (the “Investor”).

The Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable hereunder, shall be due and payable on the date which is the first to occur between (i) the closing of the Company’s previously announced acquisition of a Latin American mobile services target (the “Acquisition”); or (ii) six (6) months after the date of the Note.

The amount of outstanding principal under the Note bears interest at a rate of one percent (1%) per month; provided, however, upon the occurrence of an uncured event of default under the Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Investor.  The obligations of the Company under this Note are secured pursuant to the terms of the Security Agreement which grants the Investor a first-priority security interest and lien against the Company’s assets.  In connection with the Note, the Company granted the Investor 100,000 shares of Company common stock.  The Company also granted the Investor piggyback registration rights and the same registration rights (if any) granted to the investors in any Company financing completed in connection with the Acquisition.

The Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company’s common stock to the Investor with a 5 year term at an exercise price of $0.50 per share. The Company granted the Investor piggyback registration rights, and the same registration rights (if any) granted to the investors in any Company financing completed in connection with the Acquisition, for the shares underlying the warrants.  The Warrant also provides that, other than in connection with certain excepted issuances described in the Warrant, the $0.50 per share exercise price shall be reduced to any lower price issuance by the Company of any common stock or securities convertible into or exercisable directly or indirectly for shares of common stock.  Additionally, if the Company sells shares of its common stock, or securities convertible into or exercisable directly or indirectly for shares of common stock, in a financing which is completed in connection with the Acquisition at a price per share, or at an exercise or conversion price per share, which is less than $0.75, then the exercise price shall be automatically reduced to an exercise price which is equal to (i) the lesser price multiplied by (ii) six hundred sixty six thousands (0.666).

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

Overview of Operations

We were incorporated in the State of Nevada on August 23, 2005.  We maintain our statutory registered agent’s office at 311 W. Third Street, Carson City, NV 89703 and our business office is located at 6630 West Sunset Boulevard, Los Angeles, CA 90027. Our telephone number is (310) 460-9215.

Our original business was to involve the design and marketing of women’s intimate apparel.  In December 2009, we ventured into the development of skin care products built around “catechin”, the naturally occurring bioflavinoid that detoxifies cell-damaging free radicals in the body and is considered to have a range of potential health benefits to help combat arthritis, vascular disease and certain cancers.   As of yet, we have been unable to secure and develop working relationships with third party subcontractors needed to execute our business plan. We are a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

We have no employees and own no property. We currently maintain office space located at 6630 West Sunset Boulevard, Los Angeles, CA 90027.  There is no lease arrangement for the office space. We are on a month-by-month, as needed basis, with a monthly rent of $2,500. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. In May, 2013, we changed our name to MeeMee Media Inc.  In connection with the name change, FINRA assigned the Company a new stock symbol “MEME”.

Liquidity and Capital Resources

At January 31, 2014, we had total assets of $10,717 ($7,411 in cash and $3,306 in prepaid expenses) and total liabilities of $827,300 compared to total assets of $5,234 and total liabilities of $ 291,877 at July 31, 2013.  Net working capital was ($816,583) compared to ($286,643) at July 31, 2013.  We incurred a loss of $1,263,290 for the six months ending January 31, 2014 and an aggregate deficit since inception of $1,891,233.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to January 31, 2014 was $1,079,350.  During the six months ended January 31, 2014 we issued 1,685,000 shares of our common stock valued at $733,350.

During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.  Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.  As at January 31, 2014, an aggregate of $526,501 is owed to our current officers of the Company pursuant to an Employment Agreement and a Management Services Agreement with the Company.

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

Subsequent to the reporting period covered by this report on Form 10-Q, on February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the “Note”), a Security Agreement (the “Security Agreement”) and Common Stock Purchase Warrant (the “Warrant”) with an accredited investor (the “Investor”).

The Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable thereunder, shall be due and payable on the date which is the first to occur between (i) the closing of the Company’s previously announced acquisition of a Latin American mobile services target; or (ii) six (6) months after the date of the Note. The Company will repay the note through proceeds generated from private placements upon future rounds of financings.

The amount of outstanding principal under the Note bears interest at a rate of one percent (1%) per month; provided, however, upon the occurrence of an uncured event of default under the Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Investor.  The obligations of the Company under this Note are secured pursuant to the terms of the Security Agreement which grants the Investor a first-priority security interest and lien against the Company’s assets.  In connection with the Note, the Company granted the Investor 100,000 shares of Company common stock.  The Company also granted the Investor piggyback registration rights and the same registration rights (if any) granted to the investors in any Company financing completed in connection with the Acquisition.

The Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company’s common stock to the Investor with a 5 year term at an exercise price of $0.50 per share. The Company granted the Investor piggyback registration rights, and the same registration rights (if any) granted to the investors in any Company financing completed in connection with the Acquisition, for the shares underlying the warrants.  The Warrant also provides that, other than in connection with certain excepted issuances described in the Warrant, the $0.50 per share exercise price shall be reduced to any lower price issuance by the Company of any common stock or securities convertible into or exercisable directly or indirectly for shares of common stock.  Additionally, if the Company sells shares of its common stock, or securities convertible into or exercisable directly or indirectly for shares of common stock, in a financing which is completed in connection with the Acquisition at a price per share, or at an exercise or conversion price per share, which is less than $0.75, then the exercise price shall be automatically reduced to an exercise price which is equal to (i) the lesser price multiplied by (ii) six hundred sixty six thousands (0.666).

Plan of Operation

Currently, we are a development stage corporation.  A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.

On April 24, 2013, we issued a press release announcing that we had entered into an Exclusivity Agreement (the “Exclusivity Agreement”) and Non-Binding Letter of Intent (“LOI”) with one of Latin America’s largest and most profitable mobile content and services companies (the “Target”), to purchase 100% of the interests of the Target (the “Acquisition”).

Under the terms of the LOI, the Acquisition would primarily be paid for with cash consideration, a component of which is structured as a three-year earn-out, and conditioned on the achievement of certain EBITDA hurdles. The Target would receive common stock, valued on the same basis as the equity component of the Company’s intended financing.  Completion of the Acquisition under the LOI is dependent on, among other things, the completion of due diligence satisfactory to the Company, and the completion of an audit under US GAAP.  Under the terms of the Exclusivity Agreement, the parties agreed that the Target would not engage in any negotiations or discussions with other potential acquirers during the period of exclusivity. The parties also agreed to maintain the confidentiality of the identity of the Target in order to protect the Target’s competitive interests, and the interests of its many customers and employees.

The Exclusivity Agreement and LOI expired on July 31, 2013 and on October 3, 2013, both parties agreed to revise and extend the LOI and Exclusivity Agreement.

Our plan of operation for the next twelve months will be to continue working towards the completion of the Acquisition and the proposed transaction under the LOI  In the event the Acquisition does not close, we will then (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

We did not generate any revenues during the periods ended January 31, 2014 and 2013.

During the six month periods ended  January 31, 2014  and 2013, much of the Company’s resources were directed at maintaining the Company in good standing, identifying new business opportunities and conducting due diligence on the transaction as proposed under the LOI executed October 3, 2013.

For the three months ended January 31, 2014 and 2013

We had a net loss of $535,411 for the three months ended January 31, 2014 compared to a net loss of $7,560 for the three month period ended January 31, 2013.  The change is explained below.

Operating Expenses:  Operating expenses were $535,411 and $7,560 respectively.  During the three months ended January 31, 2014 operating expenses increased by $527,851 as the Company focused its resources on pursuing a potential merger/acquisition with one of Latin America’s largest and most successful mobile content and services companies.

During the three months ended January 31, 2014, we incurred expenses of $322,433 ($Nil – January 31, 2013) for consulting and related fees owed to our two officers and various consultants for professional services rendered to the Company.  Due diligence fees of $164,837 ($Nil – January 31, 2013) were incurred during the period in connection with the investigation of a prospective merger with a Latin American mobile content and services company.  We incurred $40,041 in general and administrative expenses ($7,560 – January 31, 2013) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, travel and entertainment, bank and foreign exchange fees and general office expenses. Shareholder relations fees totaled $8,100 ($Nil – January 31, 2013) for press releases disseminated by the Company.

For the six months ended January 31, 2014 and 2013

We had a net loss of $1,263,290 for the six months ended January 31, 2014 compared to a net loss of $18,091 for the six month period ended January 31, 2013.  The change is explained below.

Operating Expenses:  Operating expenses were $1,263,290 and $18,091 respectively. During the six months ended January 31, 2014 operating expenses increased by $1,245,199 as the Company focused its resources on pursuing a potential merger/acquisition with one of Latin America’s largest and most successful mobile content and services companies.  The Company also entered into employment and consulting agreements with two of its officers to assist with the due diligence process as well as a consulting agreement with Vida Media, LLC, whereby Vida Media’s business plan is expected to form the basis of the Company’s new video content division.  Vida Media, LLC develops entertaining education video content for the Latin American market.

For the six months ended January 31, 2014, consulting and related fees owed to our two officers and various consultants for professional services rendered totaled $808,232 ($Nil – 2013).  Due diligence fees of $355,110 ($Nil – January 31, 2013) were incurred during the period in connection with prospective merger with a Latin American mobile content and services company.  General and administrative expenses were $91,848 ($18,091 – 2013) and shareholder relations fees totaled $8,100 ($Nil – January 31, 2013) for press releases disseminated by the Company.

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

Off-Balance Sheet Arrangements

At January 31, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 31, 2014. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of January 31, 2014. The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending July 31, 2013 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of January 31, 2014, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended January 31, 2014, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

On October 21, 2013 the Company issued an aggregate of 200,000 shares common stock pursuant to a consulting agreement entered into during the period. The shares were valued at $120,000 based on the fair market value of the stock on the date the shares were issued.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, to sophisticated investors who are “accredited investors” within the meaning of Rule 501 (a) under the Securities Act.

On October 31, 2013, the Company issued 250,000 shares of common stock pursuant to a financial advisory agreement. The shares were valued at $150,000 based on the fair market value of the stock on the date the shares were issued. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, to a sophisticated investor who is an “accredited investor” within the meaning of Rule 501 (a) under the Securities Act.

During the month of December 2013, the Company issued an aggregate of 450,000 shares of unregistered common stock to three investors at $0.50 per common share for total proceeds of $225,000 cash.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, to sophisticated investors who are “accredited investors” within the meaning of Rule 501 (a) under the Securities Act.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

10.2	Secured Promissory Note dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.3

10.4	Common Stock Purchase Warrant dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.4

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 11th day of March 2014.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer and Director

BY:	/s/ MARTIN DOANE
Martin Doane, President, Principal Financial Officer, Treasurer, Secretary and Director