Form 10-Q
period 2014-04-30
MeeMee Media Inc.
filed 2014-06-13
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [   ]

At June 10, 2014, the Registrant had 33,375,000 common shares outstanding.

MEEMEE MEDIA INC.

Index to Form 10-Q
For the Quarterly Period Ended April 30, 2014

MEEMEE MEDIA INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Expressed in US Dollars)

	April 30,	July 31,
	2014	2013
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$183,045	$5,234
Loan Receivable	153,500	-
Deferred financing costs	25,000	-

Total Assets	$361,545	$5,234

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$103,457	$76,460
Promissory notes payable (net of debt discount)	976,429	-
Due to related parties	411,135	215,417

Total Liabilities	$1,491,021	$291,877

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

Authorized: 150,000,000 shares authorized with a $0.001 par value Issued and outstanding: 33,275,000 and 31,490,000 as of 4/30/14 and 07/31/13 respectively	$33,275	$31,490

Additional Paid-in Capital	1,198,519	309,810

Deficit Accumulated During the Development Stage	(2,361,270)	(627,943)

Total Stockholders' Deficit	(1,129,476)	(286,643)

Total Liabilities and Stockholders' Equity (Deficit)	$361,545	$5,234

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,		August 23, 2005 (inception) to
	2014	2013	2014	2013	April 30, 2014

EXPENSES

Advertising	-	-	-	-	26,711
General and administrative expenses	94,031	19,598	185,879	37,688	510,981
Consulting fees	130,500	-	938,732	-	1,121,536
Shareholder relations	5,870	-	13,970	-	32,487
Due Diligence	131,065	-	486,175	-	571,046
Settlement of debt	-	-	-	-	(10,062)
Total Expenses	361,466	19,598	1,624,756	37,688	2,252,699

NET LOSS FROM OPERATIONS	$(361,466)	$(19,598)	$(1,624,756)	$(37,688)	$(2,252,699)

Other income/expenses
Interest expense and financing costs	$(108,571)	$-	$(108,571)	$-	$(108,571)

NET (LOSS) INCOME	$(470,037)	$(19,598)	$(1,733,327)	$(37,688)	$(2,361,270)

NET (LOSS) PER COMMON SHARE – BASIC	$(0.01)	$(0.00)	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	33,270,506	31,300,000	32,688,224	31,300,000

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	For the Nine Months Ended April 30,		August 23, 2005 (inception)
	2014	2013	to April 30, 2014

OPERATING ACTIVITIES

Net (loss)	$(1,733,327)	$(37,688)	$(2,361,270)

Adjustments to reconcile net loss to net cash used in operating activities:
- Increase (decrease) in accounts payable - related party	195,720	-	386,138
-(Increase) decrease in accounts receivable	(153,500)	-	(153,500)
- Increase (decrease) in accounts payable	26,997	3,610	103,456
- Increase (decrease) in interest expense	108,571	-	108,571
- (Increase) decrease in prepaid expenses	-	(4,459)	-

Net Cash (used by) Operating Activities	(1,555,539)	(38,537)	(1,916,605)

FINANCING ACTIVITIES

Issuances of common stock	733,350	-	1,079,350
Advances from related party	-	25,000	25,000
Cancellation of common stock	-	28,000	(30,000)
Contributed capital	-	-	25,300
- Increase (decrease) in note payable	1,000,000	-	1,000,000
Net Cash Provided By Financing Activities	1,733,350	53,000	2,099,650

NET CHANGE IN CASH	177,811	14,463	183,045

CASH AND CASH EQUIVALENTS- Beginning of Period	5,234	217	-

CASH AND CASH EQUIVALENTS - End of Period	$183,045	$14,680	$183,045

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions	$-	$-	$-
Contributed capital	$-	$-	$25,300

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2014

NOTE 1.                         CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2013 audited financial statements.  The results of operations for the period ended April 30, 2014 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

At April 30, 2014 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2014

NOTE 2.                         GOING CONCERN (continued)

The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of April 30, 2014, the Company has never generated any revenues and has accumulated losses of $(2,361,270) since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3.                         RECENT PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 4.                         STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

Opening Balance, July 31, 2013	31,490,000

Common shares issued during the period	1,785,000

Closing Balance, April 30, 2014	33, 275,000

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
April 30, 2014

NOTE 4.                         STOCKHOLDERS' EQUITY (continued)

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

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement and Common Stock Purchase Warrant with an accredited investor. In connection with the Note, the Company granted the investor 100,000 shares of unregistered common stock valued at $0.50 per share based on the fair market value of the stock on the date the shares were issued.

NOTE 5.                         RELATED PARTY TRANSACTIONS

As at April 30, 2014 an aggregate of $536,732 was recorded as consulting fees for consulting services rendered by the officers of the Company.

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2014

NOTE 6.                         NOTES PAYABLE

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement and Common Stock Purchase Warrant (the "Warrant") with an accredited investor (the "Investor").

The Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable hereunder, shall be due and payable on the date which is the first to occur between (i) the closing of the Company's previously announced acquisition of a Latin American mobile services target (the "Acquisition"); or (ii) six (6) months after the date of the Note.

The amount of outstanding principal under the Note bears interest at a rate of one percent (1%) per month; provided, however, upon the occurrence of an uncured event of default under the Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Investor.  The obligations of the Company under this Note are secured pursuant to the terms of the Security Agreement which grants the Investor a first-priority security interest and lien against the Company's assets.  In connection with the Note, the Company granted the Investor 100,000 shares of Company common stock.  The debt issue costs were amortized over the life of the loan (six months) and recorded as $25,000 in deferred financing costs and $25,000 in interest expense during the period.  The Company also granted the Investor piggyback registration rights and the same registration rights (if any) granted to the investors in any Company financing completed in connection with the Acquisition.

The Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company's common stock to the Investor with a 5 year term at an exercise price of $0.50 per share. The fair value of the warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.07%, volatility factor of 506.18%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the Warrants in the amount of $107,143, which was recorded as a discount of $53,571 and amortized over the life of the Note.

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party.  The loan beared an interest amount equal to $2,000 plus an administration fee of $1,500 which was due on March 4, 2014.  Subsequent to the end of the reporting period $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD was extended to June 30, 2014 (the "Due Date") and bears an amended interest rate of 2% of principal per month, effective from February 5, 2014 and is payable in full together with the balance of the of the principal on the Due Date.  Interest of 2% per month will continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date.  Furthermore, the loan is subject to an additional late payment penalty of $2,500 on the Due Date.

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2014

NOTE 7.                         SUBSEQUENT EVENTS

On May 21, 2014, the Company issued 100,000 shares of unregistered common stock to a non-related service provider pursuant to a consulting agreement. The shares were valued at $35,000 based on the fair market value of the stock on the date the shares were issued.

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

In this Form 10-Q references to "MeeMee", "the Company", "we", "us" and "our" refer to MeeMee Media Inc.

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

Our original business was to involve the design and marketing of women's intimate apparel.  In December 2009, we ventured into the development of skin care products built around "catechin", the naturally occurring bioflavinoid that detoxifies cell-damaging free radicals in the body and is considered to have a range of potential health benefits to help combat arthritis, vascular disease and certain cancers.   As of yet, we have been unable to secure and develop working relationships with third party subcontractors needed to execute our business plan. We are a "shell company" whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

We have no employees and own no property. We currently maintain office space located at 6630 West Sunset Boulevard, Los Angeles, CA 90027.  There is no lease arrangement for the office space. We are on a month-by-month, as needed basis.  We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. In May, 2013, we changed our name to MeeMee Media Inc.  In connection with the name change, FINRA assigned the Company a new stock symbol "MEME".

Liquidity and Capital Resources

At April 30, 2014, we had total assets of $361,545 ($183,045 in cash, $153,500 in loan receivable and $25,000 in deferred financing costs) against total liabilities of $1,491,021 compared to total assets of $5,234 and total liabilities of $ 291,877 at July 31, 2013.  Net working capital was ($1,129,476) compared to ($286,643) at July 31, 2013.  We incurred a net loss of $(1,733,327) for the nine months ending April 30, 2014 and an aggregate deficit since inception of $(2,361,270).

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to April 30, 2014 was $1,079,350.  During the nine months ended April 30, 2014 we issued 1,785,000 shares of our common stock valued at $733,350.

During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.   Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.  As at April 30, 2014, an aggregate of $411,135 is owed to an officer of the Company for expenses and consulting services rendered.

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

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement (the "Security Agreement") and Common Stock Purchase Warrant (the "Warrant") with an accredited investor (the "Investor").

The Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable thereunder, shall be due and payable on the date which is the first to occur between (i) the closing of the Company's previously announced acquisition of a Latin American mobile services target; or (ii) six (6) months after the date of the Note. The Company will repay the note through proceeds generated from private placements upon future rounds of financings.

The amount of outstanding principal under the Note bears interest at a rate of one percent (1%) per month; provided, however, upon the occurrence of an uncured event of default under the Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Investor.  The obligations of the Company under this Note are secured pursuant to the terms of the Security Agreement which grants the Investor a first-priority security interest and lien against the Company's assets.  In connection with the Note, the Company granted the Investor 100,000 shares of Company common stock.  The Company also granted the Investor piggyback registration rights and the same registration rights (if any) granted to the investors in any Company financing completed in connection with the Acquisition.

The Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company's common stock to the Investor with a 5 year term at an exercise price of $0.50 per share. The Company granted the Investor piggyback registration rights, and the same registration rights (if any) granted to the investors in any Company financing completed in connection with the Acquisition, for the shares underlying the warrants.  The Warrant also provides that, other than in connection with certain excepted issuances described in the Warrant, the $0.50 per share exercise price shall be reduced to any lower price issuance by the Company of any common stock or securities convertible into or exercisable directly or indirectly for shares of common stock.  Additionally, if the Company sells shares of its common stock, or securities convertible into or exercisable directly or indirectly for shares of common stock, in a financing which is completed in connection with the Acquisition at a price per share, or at an exercise or conversion price per share, which is less than $0.75, then the exercise price shall be automatically reduced to an exercise price which is equal to (i) the lesser price multiplied by (ii) six hundred sixty six thousands (0.666).

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party.  The loan bears an interest amount equal to $2,000 plus an administration fee of $1,500 due on March 4, 2014.  Subsequent to the end of the reporting period $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD  was extended by 120 days at an interest rate of 18% per annum.

Plan of Operation

Currently, we are a development stage corporation.  A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.

On April 24, 2013, we issued a press release announcing that we had entered into an Exclusivity Agreement (the "Exclusivity Agreement") and Non-Binding Letter of Intent ("LOI") with one of Latin America's largest and most profitable mobile content and services companies (the "Target"), to purchase 100% of the interests of the Target (the "Acquisition").

Under the terms of the LOI, the Acquisition would primarily be paid for with cash consideration, a component of which is structured as a three-year earn-out, and conditioned on the achievement of certain EBITDA hurdles. The Target would receive common stock, valued on the same basis as the equity component of the Company's intended financing.  Completion of the Acquisition under the LOI is dependent on, among other things, the completion of due diligence satisfactory to the Company, and the completion of an audit under US GAAP.  Under the terms of the Exclusivity Agreement, the parties agreed that the Target would not engage in any negotiations or discussions with other potential acquirers during the period of exclusivity. The parties also agreed to maintain the confidentiality of the identity of the Target in order to protect the Target's competitive interests, and the interests of its many customers and employees.

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

Results of Operations

We did not generate any revenues during the periods ended April 30, 2014 and 2013.

During the nine month periods ended April 30, 2014 and 2013, much of the Company's resources were directed at maintaining the Company in good standing, identifying new business opportunities and conducting due diligence on the transaction as proposed under the LOI executed October 3, 2013.

For the three months ended April 30, 2014 and 2013

We had a net loss of $(470,037) for the three months ended April 30, 2014 compared to a net loss of $(19,598) for the three month period ended April 30, 2013.  The change is explained below.

Operating Expenses:  Operating expenses were $361,466 and $19,598 respectively.  During the three months ended April 30, 2014 operating expenses increased by $341,868 as the Company focused its resources on pursuing a potential merger/acquisition with one of Latin America's largest and most successful mobile content and services companies.

During the three months ended April 30, 2014, we incurred expenses of $130,500 ($Nil – April 30, 2013) for consulting and related fees owed to our officers and various consultants for professional services rendered to the Company.  Due diligence fees of $131,065 ($Nil – April 30, 2013) were incurred during the period in connection with the investigation of a prospective merger with a Latin American mobile content and services company.  We incurred $94,031 in general and administrative expenses ($19,598 –April 30, 2013) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, travel and entertainment, bank and foreign exchange fees and general office expenses. Shareholder relations fees totaled $5,870 ($Nil – April 30, 2013) for press releases disseminated by the Company.  During the three months ended April 30, 2014 the Company recorded $(108,571) in interest expense and financing costs related to a promissory note entered into during the period.

For the nine months ended April 30, 2014 and 2013

We had a net loss of $(1,733,327) for the nine months ended April 30, 2014 compared to a net loss of $(37,688) for the nine month period ended April 30, 2013.  The change is explained below.

Operating Expenses:  Operating expenses were $1,624,756 and $37,688 respectively. During the nine months ended April 30, 2014 operating expenses increased by $1,587,068 as the Company focused its resources on pursuing a potential merger/acquisition with one of Latin America's largest and most successful mobile content and services companies.

For the nine months ended April 30, 2014, consulting and related fees owed to our officers and various consultants for professional services rendered totaled $938,732 ($Nil –April 30, 2013).   Due diligence fees of $486,175 ($Nil – April 30, 2013) were incurred during the period in connection with prospective merger with a Latin American mobile content and services company.  General and administrative expenses were $185,879 ($37,688 – April 30, 2013) and shareholder relations fees totaled $13,970 ($Nil – April 30, 2013) for press releases disseminated by the Company. In relation to a promissory note entered into during the period, the Company recorded $(108,571) in interest expense and financing costs.

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

Off-Balance Sheet Arrangements

At April 30, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 30, 2014. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of April 30, 2014. The material weaknesses we identified in our annual report on Form 10-K for our fiscal year ending July 31, 2013 have not been remedied due to our lack of sufficient capital resources.

Changes in Internal Control Over Financial Reporting

As of April 30, 2014, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended April 30, 2014, that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

On October 21, 2013 the Company issued an aggregate of 200,000 shares common stock pursuant to a consulting agreement entered into during the period. The shares were valued at $120,000 based on the fair market value of the stock on the date the shares were issued.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, to sophisticated investors who are "accredited investors" within the meaning of Rule 501 (a) under the Securities Act.

On October 31, 2013, the Company issued 250,000 shares of common stock pursuant to a financial advisory agreement. The shares were valued at $150,000 based on the fair market value of the stock on the date the shares were issued. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, to a sophisticated investor who is an "accredited investor" within the meaning of Rule 501 (a) under the Securities Act.

During the month of December 2013, the Company issued an aggregate of 450,000 shares of unregistered common stock to three investors at $0.50 per common share for total proceeds of $225,000 cash.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, to sophisticated investors who are "accredited investors" within the meaning of Rule 501 (a) under the Securities Act.

On February 3, 2014, the Company issued 100,000 shares of unregistered common stock pursuant to a Secured Promissory Note with an accredited investor. The shares are valued at $0.50 per share based on the fair market value of the stock on the date the shares were issued. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, to sophisticated investors who are "accredited investors" within the meaning of Rule 501 (a) under the Securities Act.

On May 21, 2014, subsequent to the reporting period covered by this report, the Company issued 100,000 shares of unregistered common stock to a non-related service provider pursuant to a consulting agreement. The shares were valued at $35,000 based on the fair market value of the stock on the date the shares were issued. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, to sophisticated investors who are "accredited investors" within the meaning of Rule 501 (a) under the Securities Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 10th day of June 2014.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer and Director

BY:	/s/ MARTIN DOANE
Martin Doane, President, Principal Financial Officer, Treasurer, Secretary and Director