Form 10-K
period 2014-07-31
MeeMee Media Inc.
filed 2014-10-29
CIK 1411009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [X]     No [   ]

The aggregate market value of the voting common stock held by non-affiliates (16,175,000 shares of voting common stock) as of the most recently completed second fiscal quarter, computed at the market price of $0.52 was $8,411,000.00.

On October 27, 2014, the Registrant had 33, 375,000 outstanding common shares of voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

MEEMEE MEDIA INC.

Index to Form 10-K
For the Fiscal Year Ended July 31, 2014

Cautionary Statement Regarding Forward-Looking Statements

This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider the following:

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

In this Form 10-K references to "MeeMee", "the Company", "we", "us" and "our" refer to MeeMee Media Inc.

PART I

ITEM 1.                          BUSINESS

History

We were incorporated in the State of Nevada on August 23, 2005. We maintain our statutory registered agent's office at 311 West Third Street, Carson City, NV 89703 and our business office is 6630 West Sunset Boulevard, Los Angeles, CA 90027. Our telephone number is (310) 460-9215.

Our original business was to involve the design and marketing of women's intimate apparel.  Emphasis was on utilizing fabric and stitch design which would not show through regular clothing as undergarments.  We were unsuccessful in our efforts to locate a suitable fabric, and as a result ventured into the development of skin care products built around "catechin", the naturally occurring bioflavinoid that detoxifies cell-damaging free radicals in the body and is considered to have a range of potential health benefits to help combat arthritis, vascular disease

and certain cancers.   Unfortunately we were unable to secure and develop working relationships with third party subcontractors needed to execute our business plan and we have been seeking other viable business opportunities for the Company.

On April 24, 2013, we issued a press release announcing that we had entered into an Exclusivity Agreement (the "Exclusivity Agreement") and Non-Binding Letter of Intent ("LOI") with one of Latin America's largest and most profitable mobile content and services companies (the "Target"), to purchase 100% of the interests of the Target (the "Acquisition"). Under the terms of the LOI, the Acquisition would primarily be paid for with cash consideration, a component of which is structured as a three-year earn-out, and conditioned on the achievement of certain EBITDA hurdles. The Target would receive common stock, valued on the same basis as the equity component of the Company's intended financing.  Completion of the Acquisition under the LOI is dependent on, among other things, the completion of due diligence satisfactory to the Company, and the completion of an audit under US GAAP.  Under the terms of the Exclusivity Agreement, the parties agreed that the Target would not engage in any negotiations or discussions with other potential acquirers during the period of exclusivity. The parties also agreed to maintain the confidentiality of the identity of the Target in order to protect the Target's competitive interests, and the interests of its many customers and employees. During the period ended July 31, 2014, the LOI expired.

On August 22, 2014 the parties entered into a revised Corporate Acquisition Letter of Intent and Exclusivity Agreement whereby the Acquisition as previously disclosed under the LOI of April 24, 2013, will now be carried out under a two-stage acquisition (the "Proposed Transaction").  Under the Proposed Transaction the Company will initially purchase 20% of the interests of the Target and will receive at that time an option to purchase the 80% balance.

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

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board on a stock exchange we anticipate that the business opportunities presented to us will:

-	be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;
-	be in need of funds to develop a new product or service or to expand into a new market; and
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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management's analysis of the quality of the other company's management and personnel;
-	the anticipated acceptability of new products or marketing concepts; and
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
-
Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission;

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

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as:

-	a description of products;
-	services and company history;
-	management resumes;
-	financial information;
-	available projections, with related assumptions upon which they are based;
-	an explanation of proprietary products and services;
-	evidence of existing patents, trademarks, or services marks, or rights thereto;
-	present and proposed forms of compensation to management;
-	a description of transactions between such company and its affiliates during relevant periods;
-	a description of present and required facilities;
-	an analysis of risks and competitive conditions;
-	a financial plan of operation and estimated capital requirements;
-
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and

-	other information deemed relevant.

As part of our investigation, our officers and directors:

-	may meet personally with management and key personnel;
-	may visit and inspect material facilities;
-	obtain independent analysis or verification of certain information provided;
-	check references of management and key personnel; and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Benefits of a Merger of Acquisition With Us

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include:

-	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders;
-
acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial; and

-
acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

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

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to:

-	leases, purchase and sale agreements;
-	Licenses;
-	joint ventures; and
-	other contractual arrangements.

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

Specifically, we intend to conduct our activities so as to avoid being classified as an Investment Company under the Investment Company Act of 1940 ("Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

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

Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933, as amended (The "Act"). If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the Financial Industry Regulatory Authority's (FINRA) Over-the-Counter marketplace under the name "MeeMee Media Inc." and under the symbol "MEME". Our common stock par value is $0.001 per share.

There is no established trading market for shares of our common stock and there have been a limited number of trades of our common stock on the OTC Bulletin Board ("OTCBB") during the last two fiscal years.  We cannot provide assurance that any established trading market for our common stock will develop or be maintained.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2014

Fourth Quarter 05-1-14 to 07-31-14	$0.35	$0.18
Third Quarter 02-1-14 to 04-30-14	$0.59	$0.26
Second Quarter 11-1-13 to 01-31-14	$0.76	$0.40
First Quarter 08-1-13 to 10-31-13	$0.77	$0.52

Fiscal Year	High Bid	Low Bid
2013

Fourth Quarter 05-1-13 to 07-31-13	$2.00	$0.60
Third Quarter 02-1-13 to 04-30-13	$0.65	$0.40
Second Quarter 11-1-12 to 01-31-13	No activity	No activity
First Quarter 08-1-12 to 10-31-12	No activity	No activity

Shareholders

At July 31, 2014 the Company had 46 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company. Our transfer agent is Empire Stock Transfer.  Empire Stock Transfer is located at 1859 Whitney Mesa Dr., Henderson, NV 89014; telephone: (702) 818-5898; facsimile: (702) 974-1444.

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

Recent Sale of Unregistered Securities

The Company has issued the following shares pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with non-US persons:

On December 8, 2011, the Company issued 800,000 unregistered restricted shares of its common stock at $0.125 per share for $100,000 cash. The shares were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with a non-US person.

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

The Company has issued the following shares pursuant to the exemption from registration provided by the provisions of Section 5 of the U.S. Securities Act provided in Section 4(2) of the U.S. Securities Act and Rule 506 of Regulation D under the U.S. Securities Act for non-public offerings:

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

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement and Common Stock Purchase Warrant with an accredited investor. In connection with the Note, the Company granted the investor 100,000 shares of unregistered common stock valued at $0.50 per share based on the fair market value of the stock on the date the shares were issued. The Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company's common stock to the Investor with a 5 year term at an exercise price of $0.50 per share. Subsequent to the period covered by this report on Form 10-K the exercise price of the warrant was amended to $0.25 per share.

On May 21, 2014, the Company issued 100,000 shares of unregistered common stock to a non-related service provider pursuant to a consulting agreement. The shares were valued at $35,000 based on the fair market value of the stock on the date the shares were issued.

Issuer Repurchases of Equity Securities

None.

ITEM 6.                          SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

Liquidity and Capital Resources

At July 31, 2014, we had total assets of $223,594 and total liabilities of $1,621,826, compared to total assets of $5,234 and total liabilities of $291,877 at July 31, 2013.  Net working capital was ($1,398,232) compared to ($286,643) at July 31, 2013.  We incurred a net loss of ($2,037,084) for the year ended July 31, 2014 and we have incurred an aggregate deficit since inception of ($2,665,025).

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2005 to July 31, 2014 was $1,164,350.  During the fiscal year ended July 31, 2014 we issued 1,885,000 common shares of our common stock valued at $818,350.

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

As at July 31, 2014, an aggregate of $441,799 is owed to our officers and other related parties for services rendered.

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement (the "Security Agreement") and Common Stock Purchase Warrant (the "February Warrant") with an accredited investor (the "Investor").   The Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable thereunder, shall be due and payable on the date which is the first to occur between (i) the closing of the Company's previously announced acquisition of a Latin American mobile services target; or (ii) six (6) months after the date of the Note. The Company will repay the note through proceeds generated from private placements upon future rounds of financings.

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

The February Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company's common stock to the Investor with a 5 year term at an exercise price of $0.50 per share. The Company granted the Investor piggyback registration rights, and the same registration rights (if any) granted to the investors in any Company financing completed in connection with the Acquisition, for the shares underlying the warrants.  The February Warrant also provides that, other than in connection with certain excepted issuances described in the Warrant, the $0.50 per share exercise price shall be reduced to any lower price issuance by the Company of any common stock or securities convertible into or exercisable directly or indirectly for shares of common stock.  Additionally, if the Company sells shares of its common stock, or securities convertible into or exercisable directly or indirectly for shares of common stock, in a financing which is completed in connection with the Acquisition at a price per share, or at an exercise or conversion price per share, which is less than $0.75, then the exercise price shall be automatically reduced to an exercise price which is equal to (i) the lesser price multiplied by (ii) six hundred sixty six thousands (0.666).

Effective October 9, 2014, the Company amended the Note and the February Warrant  so that (i)  the maturity date of the Secured Note was extended from August 3, 2014 to August 3, 2015; (ii) all interest due under the Secured Note as of August 3, 2014 was capitalized; (iii) the exercise price under the February Warrant was reduced from $0.50 per share to $0.25 per share, and the exercise price under the February Warrant may be reduced to a reset price as follows: (a) if the average of the closing prices of the Company common stock for the fifteen trading days after October 31, 2014 is less than $0.25 per share, than the exercise price shall be reset to such less price; and (b) if the Company issues shares in an acquisition financing at a price per share less than $0.75 per share, then the exercise price shall be reduced to a price equal to the price per share in the financing multiplied by 0.333.    In connection with the Amendment, the Company also issued the Holder an additional Common Stock Purchase Warrant dated October 9, 2014 (the "New Warrant") to purchase up to 5,000,000 shares of Company common stock.  The New Warrant has a term of 5 years and an exercise price of $0.25 per share, subject to a reduction under the same reset conditions a provided in the February Warrant. Please refer to the Company's Current Report on Form 8-K filed on EDGAR October 15, 2014 for further details.

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party.  The loan beared an interest amount equal to $2,000 plus an administration fee of $1,500 which was due on March 4, 2014.  To date $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD  was extended to June 30, 2014 and bears an amended interest rate of 2% principal per month, effective from February 5, 2014 and is payable in full together with the balance of the of the principal on the Due Date.  Interest of 2% per month will continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date.  Furthermore, the loan is subject to an additional late payment penalty of $2,500 on the Due Date.  As of the date of this Report on Form 10-K, the loan is in default and the Company intends to undertake the appropriate actions to collect the funds.

On February 12, 2014, the Company entered into a letter of engagement (the "LOE") with a firm to act as the Company's placement agent in connection with a proposed private placement.  Pursuant to the terms of the LOE the Company paid an advance of $25,000 to the firm.  Subsequent to the end of the reporting period covered by this Report, the parties terminated the business relationship memorialized by the LOE and the advance of $25,000 was returned to the Company.

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

Our plan of operation for the next twelve months will be to continue working towards the completion of the Proposed Transaction under the revised LOI dated August 22, 2014.  In the event the Proposed Transaction does not close, we will then (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

For the Years Ended July 31, 2014 and 2013

We did not generate any revenues during the periods ended July 31, 2014 and 2013.

During the fiscal years ended July 31, 2014 and 2013, much of the Company's resources were directed at maintaining the Company in good standing, identifying new business opportunities and conducting due diligence on the Acquisition as proposed under the LOI.

We had a net loss of ($2,037,084) for the year ended July 31, 2014 compared to a net loss of ($361,278) for the year ended July 31, 2013.  The change is explained below.

Operating Expenses:  Operating expenses were $1,829,751 and $361,278 respectively. In fiscal 2014 operating expenses increased by $1,468,473 as the Company focused its resources on pursuing a potential merger/acquisition with one of Latin America's largest and most successful mobile content and services companies.

During the year ended July 31, 2014, we incurred expenses of $1,087,731 (July 31, 2013 - $182,804) for consulting and related fees owed to our two officers and external consultants for professional services rendered to the Company.  Due diligence fees of $515,326 (July 31, 2013 - $84,871) were incurred during fiscal 2014 in connection with the investigation of a prospective merger with a Latin American mobile content and services company. We incurred $212,802  (July 31, 2013 -  $75,086)  in general and administrative expenses which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, travel and entertainment, bank and foreign exchange fees and general office expenses.  Shareholder relations fees totaled $13,892 ($18,517 – July 31, 2013) for website maintenance and press releases disseminated by the Company.

During the twelve months ended July 31, 2014 the Company recorded $(217,143) in interest expense and financing costs related to a promissory note entered into during the period ($Nil – July 31, 2013).  Interest receivable was $9,810 comprised of interest and late penalty fees charged against a loan receivable.

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

Contractual Obligations

None.

Off-Balance Sheet Arrangements

    As of July 31, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEEMEE MEDIA INC.
(A Development Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND FINANCIAL STATEMENTS

July 31, 2014 and 2013

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders' Equity (Deficit)	F–4

Statements of Cash Flows	F–7

Notes to the Financial Statements	F–8

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MeeMee Media, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of MeeMee Media, Inc. (A Development Stage Company) as of July 31, 2013 and 2014, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2014 and since inception on August 23, 2005 through July 31, 2014. MeeMee Media, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MeeMee Media, Inc. (A Development Stage Company) as of July 31, 2013 and 2014, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2014 and since inception on August 23, 2005 through July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at July 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
October 23, 2014
8250 W Charleston Blvd, Suite 100-Las Vegas, NV 89117	Phone: (888)727-8251	Fax: (888)782-2351

MEEMEE MEDIA INC.
(A Development Stage Company)
BALANCE SHEET
(Expressed in US Dollars)

	July 31,	July 31,
	2014	2013

ASSETS

Current Assets:
Cash	$153,784	$5,234
Loan Receivable	69,810	-

Total Assets	$223,594	$5,234

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$120,047	$76,460
Promissory notes payable (net of debt discount)	1,060,000	-
Due to related parties	441,779	215,417

Total Liabilities	$1,621,826	$291,877

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value Issued and outstanding: 33,375,000 and 31,490,000 as of 7/31/14 and 07/31/13 respectively	$33,375	$31,490

Additional Paid-in Capital	1,233,418	309,810

Deficit Accumulated During the Development Stage	(2,665,025)	(627,943)
	-
Total Stockholders' Deficit	(1,398,232)	(286,643)

Total Liabilities and Stockholders' Equity (Deficit)	$223,594	$5,234

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

	For the Year Ended	For the Year Ended	August 23, 2005 (inception) to
	July 31, 2014	July 31, 2013	July 31, 2014

EXPENSES

Advertising	-	-	26,711
General and administrative expenses	212,802	75,086	537,905
Consulting fees	1,087,731	182,804	1,270,535
Shareholder relations	13,892	18,517	32,406
Due Diligence	515,326	84,871	600,197
Settlement of debt	-	-	(10,062)
Total Expenses	1,829,751	361,278	2,457,692

NET LOSS FROM OPERATIONS	$(1,829,751)	$(361,278)	$(2,457,692)

Other income/expenses
Interest and miscellaneous income	9,810	-	9,810
Interest expense and financing costs	(217,143)	-	(217,143)
	$(207,333)	$-	$(207,333)

NET (LOSS) INCOME	$(2,037,084)	$(361,278)	$(2,665,025)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.06)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	32,850,563	31,324,986

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

MEEMEE MEDIA INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
 (Expressed in US Dollars)

	Common Stock		Additional Paid-In	(Deficit) Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

December 7, 2009 – Common Stock issued for cash @ $0.002 per share for $70,000	36,000,000	36,000	34,000	-	70,000

December 8, 2009 – Common Stock repurchased @ $0.001	(30,000,000)	(30,000)	-	-	(30,000)

March 22, 2010 – Common Stock returned by former officer and cancelled	(18,000,000)	(18,000)	18,000	-	-

July 24, 2010 – Stock repurchased for cash at $0.0003 per share	(18,000,000)	(18,000)	13,000	-	(5,000)

July 24, 2010 – Stock issued for cash at $0.0003 per share	18,000,000	18,000	(13,000)	-	5,000

Net (loss) for the year ended July 31, 2010	-	-	-	(59,001)	(59,001)

Balance, July 31, 2010	30,100,000	30,100	64,200	(109,827)	(15,527)

January 2011 – Contributed capital	-	-	2,000	-	2,000

Net (loss) for the year ended July 31, 2011	-	-	-	(59,094)	(59,094)

Balance, July 31, 2011	30,100,000	30,100	66,200	(168,921)	(72,621)

December 8, 2011 - Stock issued for cash at $0.125 per share for $100,000	800,000	800	99,200	-	100,000

January 12, 2012 - Stock issued for cash at $0.125 per share for $50,000	400,000	400	49,600	-	50,000

Net loss for year ended July 31, 2012	-	-	-	(97,744)	(97,744)

Balance, July 31, 2012	31,300,000	31,300	215,000	(266,665)	(20,365)

June 13, 2013 - Stock Issued for cash at $0.50 per share for $95,000	190,000	190	94,810	-	95,000

Net loss for year ended July 31, 2013	-	-	-	(361,278)	(361,278)

Balance, July 31, 2013	31,490,000	31,490	309,810	(627,943)	(286,643)

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
 (Expressed in US Dollars)

	Common Stock		Additional Paid in	(Deficit) Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

August 28, 2013 - Stock issued for debt valued at $0.25 per share	25,000	25	6,225	-	6,250

September 9, 2013 - Stock issued for cash at $0.50 per share for $125,000	250,000	250	124,750	-	125,000

October 3, 2013 - Stock issued for cash at $0.21 per share for $107,100	510,000	510	106,590	-	107,100

October 21, 2013 - Stock issued for services valued at $0.60 per share for $120,000	200,000	200	119,800	-	120,000

October 31, 2013 - Stock issued for services valued at $0.60 per share for $150,000	250,000	250	149,750	-	150,000

December 2013 - Stock issued for cash at $0.50 per share for $ 225,000	450,000	450	224,550	-	225,000

February 3, 2014 - Stock issued pursuant to Promissory Note valued at $0.50 per share for $50,000	100,000	100	49,900	-	50,000

Discount on debt (warrants)	-	-	107,144	-	107,144

May 21, 2014 - Stock issued for services valued at $0.35 per share for $35,000	100,000	100	34,900	-	35,000

Net loss for year ended July 31, 2014	-	-	-	(2,037,084)	(2,037,084)

Balance, July 31, 2014	33,375,000	$33,375	$1,233,418	$(2,665,025)	$(1,398,232)

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the Year Ended July 31,		August 23, 2005 (inception)
	2014	2013	to July 31, 2014

OPERATING ACTIVITIES
Net (loss)	$(2,037,084)	$(361,278)	$(2,665,025)

Adjustments to reconcile net loss to net cash used in operating activities:
- Increase (decrease) in accounts payable - related party	226,362	190,417	416,777
- (Increase) decrease in accounts receivable	(9,810)	-	(9,810)
- Increase (decrease) in accounts payable	43,587	67,550	120,047
- Increase (decrease) in interest expense	167,145	-	167,145
Net Cash (used by) Operating Activities	(1,609,800)	(103,311)	(1,970,866)

INVESTING ACTIVITIES
Issuances of loan receivable	(60,000)	-	(60,000)
Net Cash Provided By Investing Activities	(60,000)	-	(60,000)

FINANCING ACTIVITIES
Issuances of common stock	818,350	95,000	1,164,350
Advances from related party	-	13,328	25,000
Cancellation of common stock	-	-	(30,000)
Contributed capital	-	-	25,300
Increase (decrease) in note payable	1,000,000	-	1,000,000
Net Cash Provided By Financing Activities	1,818,350	108,328	2,184,650

NET CHANGE IN CASH	148,550	5,017	153,784

CASH AND CASH EQUIVALENTS- Beginning of Period	5,234	217	-

CASH AND CASH EQUIVALENTS - End of Period	$153,784	$5,234	$153,784

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions	$-	$-	$-
Contributed capital	$-	$-	$25,300

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2014

NOTE 1.                          GENERAL ORGANIZATION AND BUSINESS

MeeMee Media Inc. ("we" and "the Company") was incorporated under the laws of the state of Nevada on August 23, 2005. The Company has been in the development stage since inception and has had limited operations to date.  The Company's sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity.

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

Calculation of net income (loss) per share is as follows:

	For the Year Ended July 31,
	2014	2013
Net (loss) (numerator)	$(2,037,084)	$(361,278)
Weighted average common shares outstanding (denominator)	32,850,563	31,324,896
Basic (loss) per share	$(0.06)	$(0.01)

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2014

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (continued)

Earnings per Share (continued)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation for the fiscal years ended July 31, 2014 and 2013, because their effect would be anti-dilutive:

	July 31, 2014	July 31, 2013
Warrants	3,000,000	-
	3,000,000	-

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

For the period from August 23, 2005 (inception) to July 31, 2014, the Company has not recognized any revenues.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at July 31, 2014 and 2013, the Company has cash equivalents in the amount of $ nil and $nil over the federally insured limit.

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

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2014

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (continued)

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

At July 31, 2014 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of July 31, 2014, the Company has never generated any revenues and has accumulated losses of ($2,665,025) since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 4.                          RECENT PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2014

NOTE 5.                          STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  As of July 31, 2014 and 2013, the Company had 33,375,000 and 31,490,000 common shares, respectively, issued and outstanding.

Opening Balance, July 31, 2013	31,490,000

Common shares issued during the period	1,885,000

Closing Balance, July 31, 2014	33, 375,000

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

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2014

NOTE 5.                          STOCKHOLDERS' EQUITY (continued)

Common Stock

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

Warrants

On February 3, 2014 the Company entered into a Secured Promissory Note, a Security Agreement and a Common Stock Purchase Warrant (the "February Warrant") with an accredited investor.  The February Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company's common stock to the Investor with a 5 year term at an exercise price of $0.50 per share. The fair value of the warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.07%, volatility factor of 506.18%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the Warrants in the amount of $107,143, which was recorded as a discount and amortized over the life of the Note.

On October 9, 2014 the February Warrant was amended.  Please refer to "Note 9. Subsequent Events" for details.

NOTE 6.                          RELATED PARTY TRANSACTIONS

As at July 31, 2014, an aggregate of $646,732 (July 31, 2103 - $178,105) was recorded as consulting fees for consulting services rendered by the officers of the Company.

NOTE 7.                          NOTES PAYABLE

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement and Common Stock Purchase Warrant (the "February Warrant") with an accredited investor (the "Investor").

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2014

NOTE 7.                          NOTE PAYBLE (continued)

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

The debt issue costs were amortized over the life of the loan (six months) and recorded as $50,000 in interest expense during the period.  The Company also granted the Investor piggyback registration rights and the same registration rights (if any) granted to the investors in any Company financing completed in connection with the Acquisition.

On October 9, 2014 the Note was amended.  Please refer to "Note 9. Subsequent Events" for details.

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

MEEMEE MEDIA INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2014

NOTE 8.                          PROVISION FOR INCOME TAXES

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	July 31, 2014	July 31, 2013

Income tax expense at statutory rate	$0	$0
Common stock issued for services	0	0
Valuation allowance	0	0
Income tax expense per books	$0	$0

Net deferred tax assets consist of the following components as of:

	July 31, 2014	July 31, 2013

NOL carryover	$2,665,025	$627,943
Valuation allowance	(2,665,025)	(627,943)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $nil for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9.                          SUBSEQUENT EVENTS

Effective October 9, 2014, the Company amended the Secured Promissory Note and the February Warrant  so that (i)  the maturity date of the Secured Note was extended from August 3, 2014 to August 3, 2015; (ii) all interest due under the Secured Note as of August 3, 2014 was capitalized; (iii) the exercise price under the Warrant was reduced from $0.50 per share to $0.25 per share, and the exercise price under the Warrant may be reduced to a reset price as follows: (a) if the average of the closing prices of the Company common stock for the fifteen trading days after October 31, 2014 is less than $0.25 per share, than the exercise price shall be reset to such less price; and (b) if the Company issues shares in an acquisition financing at a price per share less than $0.75 per share, then the exercise price shall be reduced to a price equal to the price per share in the financing multiplied by 0.333.

In connection with the Amendment, the Company also issued the Holder an additional Common Stock Purchase Warrant dated October 9, 2014 (the "New Warrant") to purchase up to 5,000,000 shares of Company common stock.  The New Warrant has a term of 5 years and an exercise price of $0.25 per share, subject to a reduction under the same reset conditions as provided in the February Warrant.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the last two fiscal years ended July 31, 2014 and 2013, included in this report have been audited by Seale and Beers, CPAs, 8250 W. Charleston Blvd., Suite 100, Las Vegas, Nevada 89117, as set forth in their report included herein.

ITEM 9A.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure.   Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of July 31, 2014 and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective due to the deficiencies in our internal control over financial reporting described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that  (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control.

As of July 31, 2014 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2015.  Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2015.

ITEM 9B.                     OTHER INFORMATION

None.

PART III

ITEM 10.                        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees during the last fiscal year.

Name	Age	Title	Positions Held

Martin Doane	50	President, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors	Secretary: July 25, 2010 President: April 3, 2013 Principal Executive Officer: April 3, 2013 – June 10, 2013 Principal Financial Officer & Treasurer: July 11, 2013 Director: July 16, 2010

Ira Rubenstein	50	Principal Executive Officer (retired) and a member of the Board of Directors	Director: June 10, 2013 Principal Executive Officer: June 10, 2013 – February 25, 2014

Paul Amsellem	40	Principal Executive Officer and a member of the Board of Directors	February 25, 2014

Background of Officers and Directors

Martin Doane, President, Principal Financial Officer, Secretary, Treasurer and Director

Martin Doane is a graduate of the University of Western Ontario and Osgoode Hall Law School and has been a practitioner of law since 1989.  His industry and legal endeavors have supplied him with a global network of professionals, entrepreneurs, and capital sources on which to draw for MeeMee Media's business.

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

During the past five years, Martin Doane has served as a director of Northern Empire Energy Corp. (OTCPK:NOEEE) from March 2012 to September 2013.

Ira Rubenstein, Director

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

Paul Amsellem, Chief Executive Officer & Director

Paul Amsellem comes to the role of MeeMee CEO with an extensive record of success, spanning more than twenty years in the mobile, digital media, technology, marketing and advertising spheres. Mr. Amsellem began his career at Wunderman (a WPP company) where he oversaw the data analytics group.  He then founded, ran and sold two pioneering European mobile media companies: PhoneValley and Cellcast Interactif.  In 2006, Mr. Amsellem acted as CEO of Adenyo Europe; a mobile marketing, advertising and analytics solutions provider through to June 2010. From March 2010 to present date, he has been the acting CEO of Appcity and beginning September 2010 through to present date, has led Nemapp; an exclusive European mobile and digital media consulting firm specializing in investment, marketing and strategy.  During his tenure with Nemapp, he has worked with many substantial public and private sector clients. In February 2011 to date, Mr. Amsellem has served as CEO of Mobile Network Group (EPA:ALMNG) and  June 2011 to March 2012, as COO and a Board member with Nokia France (NYSE:NOK).   Mr. Amsellem is the co-founder of the Mobile Marketing Association in France and has assisted with its development throughout Europe.  Most recently, he has joined Labcity as CEO from September 2013 to date. These roles afforded Mr. Amsellem the privilege of working at the highest levels with many of the largest carriers, media companies, brands and advertising agencies in the world.

Terms of Office

The Company's directors are appointed for a one-year term to hold office until the next annual general meeting of the Company's stockholders or until or until he or she resigns, or is removed in accordance with the Company's bylaws and the provisions of the Nevada Revised Statutes.

The Company's officers are appointed by the Company's Board of Directors and hold office until removed by the Board or until he or she resigns.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Doane, Rubenstein and Amsellem have not been the subject of the following events:

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

Committees of the Board and Financial Expert

Our Board of Directors held no formal meetings during the twelve month period ended July 31, 2014.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

The Company does not presently have, among its officers and directors, a person meeting considered an "audit committee financial expert" as defined in Item 401 of Regulation S-K and given our financial circumstances, we do not anticipate seeking an audit committee financial expert to join the committee in the foreseeable future.

It is anticipated that the Board of Directors will form separate audit, compensation and nominating committees at such time as the Company's operations have expanded.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate's name in nomination, however, he or she must do so in accordance with the provisions of the Company's Bylaws.

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

ITEM 11.                        EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of July 31, 2014 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table

						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ira Rubenstein,	2014	237,500	0	0	0	0	0	14,232	251,732
former Principal	2013	88,105	0	0	0	0	0	4,699	92,804
Executive Officer (resigned 2/25/14) & Director	2012	0	0	0	0	0	0	0	0

Martin Doane,	2014	360,000	0	0	0	0	0	0	360,000
President, Principal	2013	90,000	0	0	0	0	0	0	90,000
Financial Officer, Secretary, Treasurer and Director	2012	0	0	0	0	0	0	0	0

Paul Amsellem,	2014	35,000	0	0	0	0	0	0	35,000
Principal Executive	2013	0	0	0	0	0	0	0	0
Officer & Director	2012	0	0	0	0	0	0	0	0

Raniero Corsini,	2014	0	0	0	0	0	0	0	0
former President,	2013	0	0	0	0	0	0	0	0
former Principal Financial Officer, former Principal Accounting Officer, former Treasurer and former Director (resigned 7/11/13)	2012	0	0	0	0	0	0	0	0

Employment Agreements

On June 10, 2013, the Company entered into a Management Services Agreement (the "Agreement") to compensate Martin Doane for executive management services rendered to the Company.  The Agreement provides for a term of employment beginning May 1, 2013 and shall continue from year to year thereafter until his employment or the Agreement is terminated.  Mr. Doane will receive an annual base salary of $360,000, payable monthly in arrears and will also be entitled to an annual bonus of up to 150% of his base salary which will be paid in January of the year following the applicable bonus year.  He will also be entitled to receive certain benefits generally provided to senior employees of the Company.

On May 23, 2013, in connection with his appointment as principal executive officer, the Company entered into an employment agreement with Ira Rubenstein.  Mr. Rubenstein was entitled to receive an annual base salary of $475,000, payable monthly in arrears.  The employment agreement provided for, among other things, an employment term commencing May 23, 2013 and continued through to February 25, 2014 at which time the employment agreement was terminated upon his resignation as principal executive officer of the Company.

In connection with his appointment as principal executive officer, Mr. Amsellem received an interim compensation of $7,500 monthly for the period from March 2014 through June 2014 and monthly compensation of $5,000 for the month of July 2014.

Securities Authorized for Issuance Under Compensatory Plans

None.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company's financial performance, stock price or any other measure.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to our executive officers, or directors or employees during the current fiscal year.  No stock options have been previously granted.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Ira Rubenstein	0	0	0	0	0	0	0
Martin Doane	0	0	0	0	0	0	0
Paul Amsellem	0	0	0	0	0	0	0

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company.

We currently have no employment agreements nor any compensatory plans or arrangements with any of our executive officers that may result from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Indemnification of Directors and Executive Officers and Limitation of Liability

Nevada Law

Section 78.7502 of the Nevada Revised Statutes permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he:

(a)	is not liable pursuant to Nevada Revised Statute 78.138, or
(b)
acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

In addition, Section 78.7502 permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he:

(a)	is not liable pursuant to Nevada Revised Statute 78.138; or
(b)	acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation.

To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter, the corporation is required to indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

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

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company's common stock, and our directors and executive officers as a group, as of July 31, 2014, with the computation being based upon 33,375,000 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class (3)

Officers and Directors
Martin Doane (1)	17,000,000	President, Principal Financial Officer, Secretary, Treasury and Director	50.94%
Ira Rubenstein	0	Director	0%
Paul Amsellem	0	Principal Executive Officer & Director	0%

All Officers and Directors as a
Group (2 Persons)	17,000,000		50.94%

Principal Stockholders
2251442 Ontario Inc. (1) 36 Lombard Street, Suite 700 Toronto, Ontario M5C 2X3	17,000,000	Principal Stockholder	50.94%

Fast – Cede & Co. (2) Box 20 Bowling Green Station New York, NY	9,946,100	Principal Stockholder	29.80%

(1)
Represents shares held in the name of 2251442 Ontario Inc., for which Ubequity Capital Partners Inc.; 36 Lombard Street, Suite 700, Toronto, ON M5C 2X3, is the sole shareholder. The voting and disposition power of the shares controlled by Ubequity is shared by Ubequity's two Global Managing Directors; Bill Calsbeck and Martin Doane.

(2)
Cede & Co. acting as a depository service for beneficial holders of the Company's common stock, holds an aggregate of 9,946,100 common shares. The beneficial owners of such shares are not known to the Company.

(3)	Percentage based on 33,375,000 shares of common stock outstanding on July 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended July 31, 2014 an aggregate of $646,732 (July 31, 2013 – $178,105) was recorded as consulting fees paid to the officers of the Company.

As at July 31, 2014, $25,000 (July 31, 2013 - $25,000) is owing to a company controlled by our president for loans advanced.

In August 2013, Mr. Doane our president, principal financial officer, secretary, treasurer and director provided us with office space to conduct our business.  Mr. Doane did not receive any remuneration for the use of the office space.

Review, Approval or Ratification of Transactions with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person's immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

Our common stock is currently quoted on the OTC QB market and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange.  Nevertheless, in determining whether a director or nominee for director should be considered "independent" the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  Pursuant to that definition, one of the members of our Board of Directors is independent.

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

2014	$5,900
2013	$6,600

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$-
2013	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$-
2013	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$-
2013	$-

(5)            Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)            The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.                        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1(1)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1(1)

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

3.2	Bylaws	SB-2	August 31, 2007	3.2

3.2(1)	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.2(1)

3.2 (2)	Amended Bylaws dated September 4, 2014	8-K	September 5, 2014	3.2(2)

10.2	Secured Promissory Note dated February 3, 2014	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014	8-K	February 6, 2014	10.3

10.5	Amendment to Secured Promissory Note dated October 9, 2014	8-K	October 15, 2014	10.5

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 27th day of October 2014.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM

Paul Amsellem, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Paul Amsellem	Principal Executive Officer	October 27th, 2014
	Paul Amsellem	Director

By:	/s/ Martin Doane	President	October 27th, 2014
	Martin Doane	Principal Financial Officer
Secretary
Treasurer
Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1(1)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1(1)

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

3.2	Bylaws	SB-2	August 31, 2007	3.2

3.2(1)	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.2(1)

3.2 (2)	Amended Bylaws dated September 4, 2014	8-K	September 5, 2014	3.2(2)

10.2	Secured Promissory Note dated February 3, 2014	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014	8-K	February 6, 2014	10.3

10.5	Amendment to Secured Promissory Note dated October 9, 2014	8-K	October 15, 2014	10.5

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X