Form 10-Q
period 2014-10-31
MeeMee Media Inc.
filed 2014-12-12
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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
YES [X]   NO [   ]

At December 11, 2014, the Registrant had 33,375,000 common shares outstanding.

MEEMEE MEDIA INC.

Index to Form 10-Q
For the Quarterly Period Ended October 31, 2014

MEEMEE MEDIA INC.
CONDENSED BALANCE SHEET
(Expressed in US Dollars)

	October 31,	July 31,
	2014	2014

ASSETS

Current Assets:
Cash	$37,896	$153,784
Loan Receivable	77,030	69,810

Total Assets	$114,926	$223,594

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$206,816	$120,047
Promissory notes payable (net of debt discount)	1,073,482	1,060,000
Due to related parties	470,013	441,779

Total Liabilities	$1,750,311	$1,621,826

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value Issued and outstanding: 33,375,000 as of 10/31/14 and 07/31/14	$33,375	$33,375

Additional Paid-in Capital	1,257,842	1,233,418

Accumulated Deficit	(2,926,602)	(2,665,025)

Total Stockholders' Deficit	(1,635,385)	(1,398,232)

Total Liabilities and Stockholders' Equity (Deficit)	$114,926	$223,594

The accompanying notes are an integral part of these condensed financial statements.

MEEMEE MEDIA INC.
CONDENSED STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

	For the Three Months Ended
	October 31, 2014	October 31, 2013

EXPENSES

General and administrative expenses	52,644	51,804
Consulting fees	117,500	485,799
Due diligence	82,337	190,273
Total Expenses	252,481	727,876

NET LOSS FROM OPERATIONS	$(252,481)	$(727,876)

Other income/expenses
Interest and miscellaneous income	28,810	-
Interest expense and financing costs	(37,906)	-
	$(9,096)	$-

NET (LOSS) INCOME	$(261,577)	$(727,876)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	33,375,000	31,829,340

The accompanying notes are an integral part of these condensed financial statements.

MEEMEE MEDIA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the Three Months Ended October 31,
	2014	2013

OPERATING ACTIVITIES

Net (loss)	$(261,577)	$(727,876)

Adjustments to reconcile net loss to net cash used in operating activities:
- Increase (decrease) in accounts payable - related party	28,234	156,438
-(Increase) decrease in accounts receivable	(7,220)	-
- Increase (decrease) in accounts payable	86,769	30,668
- (Increase) decrease in prepaid expenses	-	(10,024)
- Increase (decrease) in interest expense	24,424	-
Net Cash (used by) Operating Activities	(129,370)	(550,794)

FINANCING ACTIVITIES

Issuances of common stock	-	513,450
Subscription funds received	-	33,841
Increase (decrease) in note payable	13,482	-
Net Cash Provided By Financing Activities	13,482	547,291

NET CHANGE IN CASH	(115,888)	(3,503)

CASH AND CASH EQUIVALENTS- Beginning of Period	153,784	5,234

CASH AND CASH EQUIVALENTS - End of Period	$37,896	$1,731

The accompanying notes are an integral part of these condensed financial statements.

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
October 31, 2014

NOTE 1.                        CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2014 audited financial statements.  The results of operations for the period ended October 31, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2.                        GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2014, the Company has never generated any revenues and has accumulated operating losses of approximately $2,926,602 since inception.

At October 31, 2014, the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
October 31, 2014

NOTE 3.                        RECENT PRONOUNCEMENTS

In the quarter ending October 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 4.                        STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

Opening Balance, July 31, 2014	33,375,000

Common shares issued during the period	nil

Closing Balance, October 31, 2014	33,375,000

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

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
October 31, 2014

NOTE 4.                        STOCKHOLDERS' EQUITY (continued)

Common Stock (continued)

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

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
October 31, 2014

NOTE 4.                        STOCKHOLDERS' EQUITY (continued)

Warrants (continued)

Effective October 9, 2014, the Company amended the Secured Promissory Note and the February Warrant  (the "Amendment") so that (i) the exercise price under the February Warrant was reduced from $0.50 per share to $0.25 per share, and (ii) the exercise price under the February Warrant may be further reduced to a reset price as follows: if the average of the closing prices of the Company common stock for the fifteen trading days after October 31, 2014 is less than $0.25 per share, than the exercise price shall be reset to such less price.

Furthermore on October 9, 2014, in connection with the Amendment, the Company issued the Holder an additional Common Stock Purchase Warrant dated October 9, 2014 (the "New Warrant") to purchase up to 5,000,000 shares of Company common stock.  The New Warrant has a term of 5 years and an exercise price of $0.25 per share, subject to a reduction under the same reset conditions as provided in the February Warrant. The fair value of the New Warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.10%, volatility factor of 711.94%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the Warrants in the amount of $24,424, which was recorded as a discount and amortized over the life of the Note.

Subsequent to end the end of the reporting period, the exercise price of the February Warrants and the New Warrants was reset to $0.11 per share pursuant to the amended terms of the Secured Promissory Note as noted above.

NOTE 5.                        RELATED PARTY TRANSACTIONS

As at October 31, 2014, an aggregate of $ 105,000 (July 31, 2014 - $646,732) was recorded as consulting fees for consulting services rendered by the officers of the Company.

NOTE 6.                        NOTES PAYABLE

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement and Common Stock Purchase Warrant (the "February Warrant") with an accredited investor (the "Investor").

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
October 31, 2014

NOTE 6.                        NOTE PAYBLE (continued)

The Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable hereunder, shall be due and payable on the date which is the first to occur between (i) the closing of the Company's previously announced acquisition of a Latin American mobile services target (the "Acquisition"); or (ii) six (6) months after the date of the Note.

The amount of outstanding principal under the Note bears interest at a rate of one percent (1%) per month; provided, however, upon the occurrence of an uncured event of default under the Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Investor.  The obligations of the Company under the Note are secured pursuant to the terms of the Security Agreement which grants the Investor a first-priority security interest and lien against the Company's assets.

Effective October 9, 2014, the Company amended the Secured Promissory Note so that (i) the maturity date of the Note was extended from August 3, 2014 to August 3, 2015 and (ii) all interest due under the Note as of August 3, 2014 was capitalized.

NOTE 7 – SUBSEQUENT EVENTS

None.

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

Liquidity and Capital Resources

At October 31, 2014, we had total assets of $114,926 ($37,896 in cash and $77,030 in loan receivable) against total liabilities of $1,750,311 compared to total assets of $223,594 and total liabilities of $1,621,826 at July 31, 2014.  Net working capital was ($1,635,385) compared to ($1,398,232) at July 31, 2014.  We incurred a net loss of $(261,577) for the three months ending October 31, 2014 and an aggregate deficit since inception of $(2,926,602).

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.   During the three months ended October 31, 2014 we did not issue any common stock.

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

As at October 31, 2014, an aggregate of $470,013 is owed to our officers and other related parties for services rendered.

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

Effective October 9, 2014, the Company amended the Note so that (i) the maturity date of the Note was extended from August 3, 2014 to August 3, 2015 and (ii) all interest due under the Note as of August 3, 2014 was capitalized.  Please refer to the Company's Current Report on Form 8-K filed on EDGAR October 15, 2014 for further details.

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party.  The loan beared an interest amount equal to $2,000 plus an administration fee of $1,500 which was due on March 4, 2014.  To date $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD  was extended to June 30, 2014 (the "Due Date") and bears an amended interest rate of 2% principal per month, effective from February 5, 2014 and is payable in full together with the balance of the of the principal on the Due Date.  Interest of 2% per month will continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date.  Furthermore, the loan is subject to an additional late payment penalty of $2,500 on the Due Date.  As of the date of this Report on Form 10-Q, the loan is in default and the Company intends to undertake the appropriate actions to collect the funds.

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

On April 24, 2013, we issued a press release announcing that we had entered into an Exclusivity Agreement (the "Exclusivity Agreement") and Non-Binding Letter of Intent ("LOI") with one of Latin America's largest and most profitable mobile content and services companies (the "Target"), to purchase 100% of the interests of the Target (the "Acquisition"). Under the terms of the LOI, the Acquisition would primarily be paid for with cash consideration, a component of which is structured as a three-year earn-out, and conditioned on the achievement of certain EBITDA hurdles. The Target would receive common stock, valued on the same basis as the equity component of the Company's intended financing.  Completion of the Acquisition under the LOI is dependent on, among other things, the completion of due diligence satisfactory to the Company, and the completion of an audit under US GAAP.  Under the terms of the Exclusivity Agreement, the parties agreed that the Target would not engage in any negotiations or discussions with other potential acquirers during the period of exclusivity. The parties also agreed to maintain the confidentiality of the identity of the Target in order to protect the Target's competitive interests, and the interests of its many customers and employees. During the year ended July 31, 2014, the LOI expired.

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

Results of Operations

For the three months ended October 31, 2014 and 2013

We did not generate any revenues during the periods ended October 31, 2014 and 2013.

During the three month periods ended October 31, 2014 and 2013, much of the Company's resources were directed at maintaining the Company in good standing and working towards the completion of the Proposed Transaction under the revised LOI dated August 22, 2014.

We had a net loss of $(261,577) for the three months ended October 31, 2014 compared to a net loss of $(727,876) for the three month period ended October 31, 2013.  During the three months ended October 31, 2014, we incurred expenses of $117,500 ($485,799 – October 31, 2013) for consulting and related fees owed to our officers and various consultants for professional services rendered to the Company.  Due diligence fees of $82,337 ($190,273– October 31, 2013) were incurred during the period in connection with the investigation of a prospective merger with a Latin American mobile content and services company.  We incurred $52,644 in general and administrative expenses ($51,804 –October 31, 2013) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, travel and entertainment, bank and foreign exchange fees and general office expenses.

During the three months ended October 31, 2014 the Company recorded $(37,906) in interest expense and financing costs related to a promissory note entered into during fiscal 2014 ($Nil – October 31, 2013).  Interest receivable was $28,810 comprised of interest and late penalty fees charged against a loan receivable.

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

Off-Balance Sheet Arrangements

At October 31, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 31, 2014.

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

Such material weaknesses include: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting practices.

As of October 31, 2014 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

During the period ended  October 31, 2014, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                          OTHER INFORMATION

None.

ITEM 6.                          EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.2	Secured Promissory Note dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.3

10.4	Common Stock Purchase Warrant dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.4

10.5	Amendment to Secured Promissory Note dated October 9, 2014	8-K	October 15, 2014	10.5

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 11th day of December 2014.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer and Director

BY:	/s/ MARTIN DOANE
Martin Doane, President, Principal Financial Officer, Treasurer, Secretary and Director