Form 10-Q
period 2015-01-31
MeeMee Media Inc.
filed 2015-03-06
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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
YES [X]   NO [   ]

At March 4th, 2015, the Registrant had 33,375,000 common shares outstanding.

MEEMEE MEDIA INC.

Index to Form 10-Q
For the Quarterly Period Ended January 31, 2015

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets as of January 31, 2015 and July 31, 2014	1

	Condensed Statements of Operations for the three and six months ended January 31, 2015 and 2014	2

	Condensed Statements of Cash Flows for the six months ended January 31, 2015 and 2014	3

	Notes to the Condensed Financial Statements	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	14

Item 4	Mine Safety Disclosures	14

Item 5	Other Information	14

Item 6	Exhibits	15
		16
Signatures

MEEMEE MEDIA INC.
CONDENSED BALANCE SHEET
(Expressed in US Dollars)

	January 31,	July 31,
	2015	2014
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$8,223	$153,784
Loan receivable	80,840	69,810
Prepaid expenses	-	25,000

Total Assets	$89,063	$248,594

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$202,449	$120,047
Promissory notes payable (net of debt discount)	1,111,388	1,060,000
Due to related parties	485,013	441,779

Total Liabilities	$1,798,850	$1,621,826

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock Authorized: 150,000,000 shares authorized with a $0.001 par value Issued and outstanding: 33,375,000 as of 1/31/15 and 7/31/14	$33,375	$33,375

Additional Paid-in Capital	1,257,842	1,233,418

Accumulated Deficit	(3,001,004)	(2,640,025)

Total Stockholders' Deficit	(1,709,787)	(1,373,232)

Total Liabilities and Stockholders' Equity (Deficit)	89,063	248,594

The accompanying notes are an integral part of these condensed financial statements.

MEEMEE MEDIA INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2015	2014	2015	2014

EXPENSES

General and administrative expenses	21,771	37,919	69,681	87,966
Consulting fees	15,000	322,433	132,500	808,232
Shareholder relations	-	8,100	-	8,100
Due Diligence	-	164,837	82,337	355,110
Total Expenses	36,771	533,289	284,518	1,259,408

NET LOSS FROM OPERATIONS	$(36,771)	$(533,289)	$(284,518)	$(1,259,408)

Other income/expenses
Foreign currency translation gain (loss)	(3,535)	(2,122)	(8,269)	(3,882)
Interest and miscellaneous income	3,810	-	7,620	-
Interest expense and financing costs	(37,906)	-	(75,812)	-
	$(37,631)	$(2,122)	$(76,461)	$(3,882)

NET (LOSS) INCOME	$(74,402)	$(535,411)	$(360,979)	$(1,263,290)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.00)	$(0.02)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	33,375,000	32,856,967	33,375,000	32,411,584

The accompanying notes are an integral part of these condensed financial statements.

MEEMEE MEDIA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	For the Six Months Ended January 31,
	2015	2014

OPERATING ACTIVITIES

Net (loss)	$(360,979)	$(1,263,290)

Adjustments to reconcile net loss to net cash used in operating activities:
- Increase (decrease) in accounts payable - related party	43,234	311,084
- Increase (decrease) in accounts payable	82,402	224,339
- (Increase) decrease in accounts receivable	(11,030)	-
- Increase (decrease) in interest expense	48,848	-
- (Increase) decrease in prepaid expenses	25,000	(3,306)

Net Cash (used by) Operating Activities	(172,525)	(731,173)

FINANCING ACTIVITIES

Issuances of common stock	-	733,350
Increase (decrease) in note payable	26,964	-

Net Cash Provided By Financing Activities	26,964	733,350

NET CHANGE IN CASH	(145,561)	2,177
	-
CASH AND CASH EQUIVALENTS- Beginning of Period	153,784	5,234

CASH AND CASH EQUIVALENTS - End of Period	$8,223	$7,411

The accompanying notes are an integral part of these condensed financial statements.

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2015

NOTE 1.    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2014 audited financial statements.  The results of operations for the period ended January 31, 2015 are not necessarily indicative of the operating results for the full year.

The accompanying condensed financial statements have been revised to reclassify an item previously recorded at July 31, 2014 as an expense to prepaid as the amount was refunded in the following year. The Company deems the revision was not significant to trigger a restatement.

NOTE 2.    GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2015, the Company has never generated any revenues and has accumulated operating losses of approximately $ 3,001,004 since inception.

At January 31, 2015, the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2015

NOTE 3.    RECENT PRONOUNCEMENTS

During the quarter ended October 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 4.    STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

Opening Balance, July 31, 2014	33,375,000

Common shares issued during the period	nil

Closing Balance, January 31, 2015	33,375,000

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
January 31, 2015

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

Warrants

On February 3, 2014 the Company entered into a Secured Promissory Note, a Security Agreement and a Common Stock Purchase Warrant (the "February Warrant") with an accredited investor (the "Investor").  The February Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company's common stock to the Investor with a 5 year term at an exercise price of $0.50 per share. The fair value of the warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.07%, volatility factor of 506.18%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the Warrants in the amount of $107,143, which was recorded as a discount and amortized over the life of the Note.

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2015

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

Furthermore on October 9, 2014, in connection with the Amendment, the Company issued the Investor an additional Common Stock Purchase Warrant dated October 9, 2014 (the "New Warrant") to purchase up to 5,000,000 shares of Company common stock.  The New Warrant has a term of 5 years and an exercise price of $0.25 per share, subject to a reduction under the same reset conditions as provided in the February Warrant. The fair value of the New Warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.10%, volatility factor of 711.94%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the Warrants in the amount of $24,424, which was recorded as a discount and amortized over the life of the Note.

During the January 31, 2015 reporting period, the exercise price of the February Warrants and the New Warrants was reset to $0.11 per share pursuant to the amended terms of the Secured Promissory Note as described above.

NOTE 5.    RELATED PARTY TRANSACTIONS

As at January 31, 2015, an aggregate of $ 766,732 (July 31, 2014 - $646,732) was recorded as consulting fees for consulting services rendered by the officers of the Company.

NOTE 6.    NOTES PAYABLE

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement and Common Stock Purchase Warrant (the "February Warrant") with an accredited investor (the "Investor").

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
January 31, 2015

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

NOTE 7.    SUBSEQUENT EVENTS

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

On April 24, 2013, we issued a press release announcing that we had entered into an Exclusivity Agreement and Non-Binding Letter of Intent ("LOI") with one of Latin America's largest and most profitable mobile content and services companies (the "Target"), to purchase 100% of the interests of the Target (the "Acquisition"). Under the terms of the LOI, the Acquisition would primarily be paid for with cash consideration, a component of which is structured as a three-year earn-out, and conditioned on the achievement of certain EBITDA hurdles. The Target would receive common stock, valued on the same basis as the equity component of the Company's intended financing.  During the year ended July 31, 2014, the LOI expired.  On August 22, 2014 we entered into a revised Corporate Acquisition Letter of Intent and Exclusivity Agreement with the Target, whereby the Acquisition as previously disclosed under the LOI of April 24, 2013, would be carried out under a two-stage acquisition.  As of the date of this Quarterly Report on Form 10-Q, the August 22, 2014 Corporate Acquisition Letter of Intent is no longer in effect as the terms and conditions were not met.

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

Liquidity and Capital Resources

At January 31, 2015, we had total assets of $89,063 ($8,223 in cash and $80,840 in loan receivable) against total liabilities of $1,798,850 compared to total assets of $248,594 and total liabilities of $1,621,826 at July 31, 2014.  Net working capital was $(1,709,787) compared to $(1,398,232) at July 31, 2014.  We incurred a net loss of $(360,979) for the six months ending January 31, 2015 and an aggregate deficit since inception of $(3,001,004).

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.   During the six months ended January 31, 2015 we did not issue any common stock.

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

As at January 31, 2015, an aggregate of $485,013 is owed to our officers and other related parties for services rendered.

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

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party.  The loan beared an interest amount equal to $2,000 plus an administration fee of $1,500 which was due on March 4, 2014.  To date $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD  was extended to June 30, 2014 (the "Due Date") and bears an amended interest rate of 2% principal per month, effective from February 5, 2014 and is payable in full together with the balance of the of the principal on the Due Date.  Interest of 2% per month will continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date.  Furthermore, the loan is subject to an additional late payment penalty of $2,500 on the Due Date.  As of the date of this Quarterly Report on Form 10-Q, the loan is in default and the Company intends to undertake the appropriate actions to collect the funds.

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

Our plan of operation for the next twelve months will be (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

For the three months ended January 31, 2015 and 2014

We did not generate any revenues during the periods ended January 31, 2015 and 2014.

During the three month periods ended January 31, 2015 and 2014, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

We had a net loss of $(74,402) for the three months ended January 31, 2015 compared to a net loss of $(535,411) for the three month period ended January 31, 2014.  During the three months ended January 31, 2015, we incurred expenses of $15,000 ($322,433 – January 31, 2014) for consulting and related fees owed to our officers and various consultants for professional services rendered to the Company.  We incurred $21,771 in general and administrative expenses ($37,919 –January 31, 2014) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, travel and entertainment, bank and general office expenses.  Operating expenses were greater during the three months ended January 31, 2014 due to shareholder relations fees for press releases disseminated by the Company ($8,100) and due diligence fees of $164,837 in connection with the investigation of a former prospective merger with a Latin American mobile content and services company.

During the three months ended January 31, 2015 the Company recorded $(37,906) in interest expense and financing costs related to a promissory note entered into during fiscal 2014 ($Nil – January 31, 2014).  Interest income was $3,810 comprised of interest fees charged against a loan receivable and foreign currency translation loss was $(3,535).

For the six months ended January 31, 2015 and 2014

We had a net loss of $(360,979) for the six months ended January 31, 2015 compared to a net loss of $(1,263,290) for the six month period ended January 31, 2014.

During the six months ended January 31, 2015, we incurred expenses of $132,500 ($808,232 – January 31, 2014) for consulting and related fees owed to our officers and various consultants for professional services rendered to the Company.  Due diligence fees of $82,337 and $335,110 were recorded during the six months ended January 31, 2015 and 2014 respectively, in connection with the investigation of a former prospective merger with a Latin American mobile content and services company.  General and administrative expenses were $69,681 ($87,966 –January 31, 2014) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, travel and entertainment, bank fees and general office expenses. During the six months ended January 31, 2015 the Company did not incur shareholder relations costs ($8,100 - January 31, 2014).

During the six months ended January 31, 2015 the Company recorded $(75,812) in interest expense and financing costs related to a promissory note entered into during fiscal 2014 ($Nil – January 31, 2014).  Interest income was $7,620 comprised of interest fees charged against a loan receivable and foreign currency translation loss was $(8,269).

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

Off-Balance Sheet Arrangements

At January 31, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of January 31, 2015.

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

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

As of January 31, 2015 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

During the period ended January 31, 2015, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 4th day of March 2015.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer and Director

BY:	/s/ MARTIN DOANE
Martin Doane, President, Principal Financial Officer, Treasurer, Secretary and Director