Form 10-Q
period 2015-04-30
MeeMee Media Inc.
filed 2015-06-22
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At June 19, 2015, the Registrant had 33,925,000 common shares outstanding.

MEEMEE MEDIA INC.

Index to Form 10-Q
For the Quarterly Period Ended April 30, 2015

MEEMEE MEDIA INC.
CONDENSED BALANCE SHEET
(Expressed in US Dollars)

	April 30,	July 31,
	2015	2014
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$10,059	$153,784
Loan receivable	85,788	69,810
Prepaid expenses	40,000	25,000
Total Assets	$135,847	$248,594

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$228,741	$120,047
Promissory notes payable (net of debt discount)	663,361	1,060,000
Due to related parties	500,013	441,779

Total Liabilities	$1,392,115	$1,621,826

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value
Issued and outstanding: 33,925,000 as of 4/30/15 and 33,375,000 as of 7/31/14	$33,925	$33,375

Additional Paid-in Capital	1,892,562	1,233,418

Accumulated Deficit	(3,182,755)	(2,640,025)

Total Stockholders' Deficit	(1,256,268)	(1,373,232)

Total Liabilities and Stockholders' Equity (Deficit)	135,847	248,594

The accompanying notes are an integral part of these condensed financial statements.

MEEMEE MEDIA INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2015	2014	2015	2014

EXPENSES

General and administrative expenses	32,606	94,031	102,287	185,879
Consulting fees	15,000	130,500	147,500	938,732
Shareholder relations	-	5,870	-	13,970
Due Diligence	7,823	131,065	90,160	486,175
Total Expenses	55,429	361,466	339,947	1,624,756

NET LOSS FROM OPERATIONS	$(55,429)	$(361,466)	$(339,947)	$(1,624,756)

Other income/expenses
Foreign currency translation gain (loss)	973	-	(7,296)	-
Interest and miscellaneous income	4,948	-	12,568	-
Interest expense and financing costs	(132,243)	(108,571)	(208,055)	(108,571)
	(126,322)	(108,571)	(202,783)	(108,571)

NET (LOSS) INCOME	$(181,751)	$(470,037)	$(542,730)	$(1,733,327)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.01)	$(0.01)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	33,393,015	33,393,015	33,393,015	33,393,015

The accompanying notes are an integral part of these condensed financial statements.

MEEMEE MEDIA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	For the Nine Months Ended
	April 30,
	2015	2014

OPERATING ACTIVITIES

Net (loss)	$(542,730)	$(1,733,327)

Adjustments to reconcile net loss to net cash used in operating activities:
- Increase (decrease) in accounts payable - related party	58,234	195,720
- Increase (decrease) in accounts payable	108,694	26,997
- (Increase) decrease in accrued interest receivable	(15,978)	(153,500)
- Increase (decrease) in accrued interest	208,055	108,571
- (Increase) decrease in prepaid expenses	(15,000)	-
Net Cash (used by) Operating Activities	(198,725)	(1,555,539)

FINANCING ACTIVITIES

Issuances of common stock	55,000	733,350
Increase (decrease) in note payable	-	1,000,000

Net Cash Provided By Financing Activities	55,000	1,733,350

NET CHANGE IN CASH	(143,725)	177,811

CASH AND CASH EQUIVALENTS- Beginning of Period	153,784	5,234

CASH AND CASH EQUIVALENTS - End of Period	$10,059	$183,045

The accompanying notes are an integral part of these condensed financial statements.

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2015

NOTE 1.                  CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2014 audited financial statements.  The results of operations for the period ended April 30, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2.                  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2015, the Company has never generated any revenues and has accumulated operating losses of approximately $ 3,182,755 since inception.

At April 30, 2015, the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2015

NOTE 3.                  RECENT PRONOUNCEMENTS

During the quarter ended October 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 4.                  STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

Opening Balance, July 31, 2014	33,375,000

Common shares issued during the period	550,000

Closing Balance, April 30, 2015	33,925,000

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
April 30, 2015

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

During the quarter ended April 30, 2015 the Company issued an aggregate of 550,000 common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $55,000. Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant.  One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance.  The fair value of the common share component of the Units at the time of issuance was equal to market price therefore the Company allocated the entire $55,000 to common shares and nil to warrants.

Warrants

On February 3, 2014 the Company entered into a Secured Promissory Note, a Security Agreement and a Common Stock Purchase Warrant (the "February 2014 Warrant") with an accredited investor.  The February 2014 Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company's common stock to the Investor with a 5 year term at an exercise price of $0.50 per share. The fair value of the warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.07%, volatility factor of 506.18%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the February 2014 Warrants in the amount of $107,143, which was recorded as a discount and amortized over the life of the Note.

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2015

NOTE 4.                  STOCKHOLDERS' EQUITY (continued)

Warrants (continued)

Effective October 9, 2014, the Company amended the Secured Promissory Note and the February Warrant  (the "First Amendment") so that (i) the exercise price under the February Warrant was reduced from $0.50 per share to $0.25 per share, and (ii) the exercise price under the February Warrant may be further reduced to a reset price as follows: if the average of the closing prices of the Company common stock for the fifteen trading days after October 31, 2014 is less than $0.25 per share, than the exercise price shall be reset to such less price.

Furthermore on October 9, 2014, in connection with the First Amendment, the Company issued the Holder an additional Common Stock Purchase Warrant dated October 9, 2014 (the "October 2014 Warrant") to purchase up to 5,000,000 shares of Company common stock.  The October 2014 Warrant has a term of 5 years and an exercise price of $0.25 per share, subject to a reduction under the same reset conditions as provided in the February 2014 Warrant. The fair value of the October 2014 Warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.10%, volatility factor of 711.94%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the October 2014 Warrants in the amount of $24,424, which was recorded as a discount and amortized over the life of the Note.

On March 5, 2015, the Company entered into a second amendment (the "Second Amendment") to the Secured Promissory Note of February 3, 2014 (the "Note") and Common Stock Purchase Warrants dated February 3, 2014 and October 9, 2014 (the "Warrants") with an accredited investor (the "Holder").  The Second Amendment amended the Note and the first amendment to the Note of October 9, 2014 (the "First Amendment") to include a section allowing for the conversion of the Note by the Holder.  The conversion feature in the Second Amendment grants the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Note at any time or times by delivering to the Company a duly executed facsimile copy of a notice of conversion. The conversion price per share of the Common Stock under the Second Amendment is ten cents ($0.10), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

The Second Amendment also provides for the amendment and restatement of the February 2014 Warrant and the October 2014 Warrant such that the exercise price of the Warrants is adjusted to ten cents ($0.10) per common share, subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.  The fair value of the amended February and October 2014 Warrants was estimated at the date of the amendment using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.25%, volatility factor of 242.10%, and a weighted average expected life of 5 years.

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2015

NOTE 4.                  STOCKHOLDERS' EQUITY (continued)

Warrants (continued)

The Company assigned an incremental relative fair market value to the amended February 2014 Warrants in the amount of $124,854 (for an updated fair market value of $231,997) and an incremental relative fair market value to the amended October 2014 Warrants of $313,004 (for an updated fair market value of $337,428) which was recorded as a discount and amortized over the life of the Note.

Furthermore, the Second Amendment also provided for the issuance to of an additional Common Stock Purchase Warrant dated March 5, 2015 (the "March 2015 Warrant") to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $0.10 per share (subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company) with a five (5) year term pursuant to a Warrant Agreement.

The fair value of the March 2015 Warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.25%, volatility factor of 242.10%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the Warrants in the amount of $166,836, which was recorded as a discount and amortized over the life of the Note.

During the quarter ended April 30, 2015 the Company issued an aggregate of 275,000 share purchase warrants pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $55,000. Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant.  One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance.  The fair value of the common share component of the Units at the time of issuance was equal to market price therefore the Company allocated the entire $55,000 to common shares and nil to warrants.

NOTE 5.                  RELATED PARTY TRANSACTIONS

As at April 30, 2015, an aggregate of $135,000 (July 31, 2014 - $646,732) was recorded as consulting fees for consulting services rendered by the officers of the Company.

NOTE 6.                  NOTES PAYABLE

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement and Common Stock Purchase Warrant (the "February Warrant") with an accredited investor (the "Investor").

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2015

NOTE 6.                  NOTES PAYABLE (continued)

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

On October 9, 2014, the Company amended the Secured Promissory Note so that (i) the maturity date of the Note was extended from August 3, 2014 to August 3, 2015 and (ii) all interest due under the Note as of August 3, 2014 was capitalized.

On March 5, 2015, the Company entered into a second amendment (the "Second Amendment") to the Secured Promissory Note of February 3, 2014 (the "Note").  The Second Amendment amended the Note and the first amendment to the Note of October 9, 2014 (the "First Amendment") to include a section allowing for the conversion of the Note by the Holder.  The conversion feature in the Second Amendment grants the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Note at any time or times by delivering to the Company a duly executed facsimile copy of a notice of conversion. The conversion price per share of the Common Stock under the Second Amendment is ten cents ($0.10), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

NOTE 7          SUBSEQUENT EVENTS

On May 21, 2015, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with All Screens Media, LLC, and the holders of 100% of the membership interests of ASM (the "ASM Members").  Subject to the terms and conditions of the Merger Agreement, MeeMee shall establish a wholly-owned subsidiary (the "Merger Sub") prior to closing which shall be merged with and into ASM (the "Merger") and ASM shall be the surviving company in the Merger and shall continue its limited liability company existence under the laws of the State of Nevada and shall succeed to and assume all of the rights and obligations of ASM and Merger Sub in accordance with the NRS and shall become, as a result of the Merger, a direct wholly-owned subsidiary of MeeMee.

MEEMEE MEDIA INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2015

NOTE 7          SUBSEQUENT EVENTS (continued)

In connection with the Merger Agreement, the Company and ASM entered into a Secured Promissory Note dated May 19, 2015 (the "Promissory Note").  The Promissory Note provides that the Company will fund ASM a total of up to $900,000 in increments of no less than $225,000 on or earlier than each of June 15, 2015, July 15, 2015 and August 15, 2015, and September 15, 2015.

Upon the closing of the Merger Agreement, the Company shall issue 10,000,000 restricted shares of common stock to the ASM Members, and up to an additional 5,000,000 restricted shares of common stock to the ASM Members subject the achievement of certain 12 and 24 month EBITDA thresholds to be mutually agreed upon prior to the closing.  The Merger Agreement is subject to several closing conditions, including, without limitation: (i) the Company's completion of the funding in the total amount of $900,000 Promissory Note; (ii) the Company's issuance of an aggregate of 3,000,000 Stock Options to the ASM Members at the per share price of $0.12; and (iii) ASM completing an audit and delivering to the Company financial statements prepared in compliance with GAAP.

The parties' objective is to close the Merger on a date to be specified by the parties which shall be no later than the second business day after satisfaction or waiver of the closing conditions set forth in the Merger Agreement.

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

Our original business was to involve the design and marketing of women's intimate apparel.  Emphasis was on utilizing fabric and stitch design which would not show through regular clothing as undergarments.  We were unsuccessful in our efforts to locate a suitable fabric, and as a result we have been seeking other viable business opportunities for the Company.

On April 24, 2013, we issued a press release announcing that we had entered into an Exclusivity Agreement and Non-Binding Letter of Intent ("LOI") with one of Latin America's largest and most profitable mobile content and services companies (the "Target"), to purchase 100% of the interests of the Target (the "Acquisition"). Under the terms of the LOI, the Acquisition would primarily be paid for with cash consideration, a component of which was structured as a three-year earn-out, and conditioned on the achievement of certain EBITDA hurdles. The Target would receive common stock, valued on the same basis as the equity component of the Company's intended financing.  During the year ended July 31, 2014, the LOI expired.  On August 22, 2014 we entered into a revised Corporate Acquisition Letter of Intent and Exclusivity Agreement with the Target, whereby the Acquisition as previously disclosed under the LOI of

April 24, 2013, would be carried out under a two-stage acquisition.  As of the date of this Quarterly Report on Form 10-Q, the August 22, 2014 Corporate Acquisition Letter of Intent is no longer in effect as the terms and conditions were not met.

We are a "shell company" whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

Subsequent to the reporting period covered by this report on Form 10-Q, on May 21, 2015, we entered into an Agreement and Plan of Merger (the "Merger Agreement"), with All Screens Media, LLC, and the holders of 100% of the membership interests of ASM (the "ASM Members").  Subject to the terms and conditions of the Merger Agreement, we shall establish a wholly-owned subsidiary (the "Merger Sub") prior to closing which shall be merged with and into ASM (the "Merger") and ASM shall be the surviving company in the Merger and shall continue its limited liability company existence under the laws of the State of Nevada and shall succeed to and assume all of the rights and obligations of ASM and Merger Sub in accordance with the NRS and shall become, as a result of the Merger, a direct wholly-owned subsidiary of MeeMee.

In connection with the Merger Agreement, the Company and ASM entered into a Secured Promissory Note dated May 19, 2015 (the "Promissory Note").  The Promissory Note provides that we will fund ASM a total of up to $900,000 in increments of no less than $225,000 on or earlier than each of June 15, 2015, July 15, 2015 and August 15, 2015, and September 15, 2015.

Upon the closing of the Merger Agreement, we shall issue 10,000,000 restricted shares of common stock to the ASM Members, and up to an additional 5,000,000 restricted shares of common stock to the ASM Members subject the achievement of certain 12 and 24 month EBITDA thresholds to be mutually agreed upon prior to the closing.  The Merger Agreement is subject to several closing conditions, including, without limitation: (i) the Company's completion of the funding in the total amount of $900,000 Promissory Note; (ii) the Company's issuance of an aggregate of 3,000,000 Stock Options to the ASM Members at the per share price of $0.12; and (iii) ASM completing an audit and delivering to the Company financial statements prepared in compliance with GAAP. For further details concerning the Merger, please refer to the Company's Report on Form 8-K filed with the Sec on Edgar on May 22, 2015.

The parties' objective is to close the Merger on a date to be specified by the parties which shall be no later than the second business day after satisfaction or waiver of the closing conditions set forth in the Merger Agreement.

We have no employees and own no property. We currently maintain office space located at 6630 West Sunset Boulevard, Los Angeles, CA 90027.  There is no lease arrangement for the office space. We are on a month-by-month, as needed basis.  We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.

Liquidity and Capital Resources

At April 30, 2015, we had total assets of $135,847 ($10,059 in cash, $85,788 in loan receivable and $40,000 in prepaids for advances paid to ASM pursuant to the Merger) against total liabilities of $1,392,115 compared to total assets of $248,594 and total liabilities of $1,621,826 at July 31, 2014.  Net working capital was $(1,256,268) compared to $(1,373,232) at July 31, 2014.  We incurred a net loss of $(542,730) for the nine months ending April 30, 2015 and an aggregate deficit since inception of $(3,182,755).

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  During the nine months ended April 30, 2015 we issued an aggregate of 550,000 common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $55,000.

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

As at April 30, 2015, an aggregate of $500,013 is owed to our officers and other related parties for services rendered.

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement (the "Security Agreement") and Common Stock Purchase Warrant (the "February Warrant") with an accredited investor (the "Investor").  The Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable thereunder, shall be due and payable on the date which is the first to occur between (i) the closing of the Company's previously announced acquisition of a Latin American mobile services target; or (ii) six (6) months after the date of the Note.  The amount of outstanding principal under the Note bears interest at a rate of one percent (1%) per month; provided, however, upon the occurrence of an uncured event of default under the Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Investor.  The obligations of the Company under this Note are secured pursuant to the terms of the Security Agreement which grants the Investor a first-priority security interest and lien against the Company's assets.  On October 9, 2014, the Company amended the Note so that (i) the maturity date of the Note was extended from August 3, 2014 to August 3, 2015 and (ii) all interest due under the Note as of August 3, 2014 was capitalized.

On March 5, 2015, the Company entered into a second amendment (the "Second Amendment") to the Secured Promissory Note of February 3, 2014 (the "Note").  The Second Amendment amended the Note and the first amendment to the Note of October 9, 2014 (the "First Amendment") to include a section allowing for the conversion of the Note by the Holder.  The conversion feature in the Second Amendment grants the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Note at any time or times by delivering to the Company a duly executed facsimile copy of a notice of conversion. The conversion price per share of the Common Stock under the Second Amendment is ten cents ($0.10), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

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

Our plan of operation for the next twelve months will be to work towards the completion of the Merger with All Screens Media, LLC, and the holders of 100% of the membership interests of ASM (the "ASM Members") as described in the Merger Agreement dated May 21, 2015.  In the event the Merger does not close, we will then (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

For the three months ended April 30, 2015 and 2014

We did not generate any revenues from operations during the periods ended April 30, 2015 and 2014.

During the three month periods ended April 30, 2015 and 2014, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.

We had a net loss of $(181,751) for the three months ended April 30, 2015 compared to a net loss of $(470,037) for the three month period ended April 30, 2014.  During the three months ended April 30, 2015, we incurred expenses of $15,000 ($130,500 – April 30, 2014) for consulting and related fees owed to our officers and various consultants for professional services rendered to the Company.  We incurred $32,606 in general and administrative expenses ($94,031 –April 30, 2014) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, travel and entertainment, bank and general office expenses.  Operating expenses were greater during the three months ended April 30, 2014 due to shareholder relations fees for press releases disseminated by the Company ($5,870) and due diligence fees ($131,065) in connection with the investigation of a former prospective merger with a Latin American mobile content and services company.

During the three months ended April 30, 2015 the Company recorded $(132,243) in interest expense and financing costs related to a promissory note entered into during fiscal 2014 ($108,571– April 30, 2014).  Interest income was $4,948 comprised of interest fees charged against a loan receivable and $973 was received from foreign currency translation gains.

For the nine months ended April 30, 2015 and 2014

We had a net loss of $(542,730) for the nine months ended April 30, 2015 compared to a net loss of $(1,733,327) for the nine month period ended April 30, 2014.

During the nine months ended April 30, 2015, we incurred expenses of $147,500 ($938,732 – April 30, 2014) for consulting and related fees owed to our officers and various consultants for professional services rendered to the Company.  Due diligence fees of $90,160 and $486,175 were recorded during the nine months ended April 30, 2015 and 2014 respectively, in connection with the investigation of a former prospective merger with a Latin American mobile content and services company.  General and administrative expenses were $102,287 ($185,879 –April 30, 2014) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, travel and entertainment, bank fees and general office expenses. During the nine months ended April 30, 2015 the Company did not incur shareholder relations costs ($13,970 – April 30, 2014).

During the nine months ended April 30, 2015 the Company recorded $(208,055) in interest expense and financing costs related to a promissory note entered into during fiscal 2014 ($108,571 –April 30, 2014).  Interest income was $12,568 comprised of interest fees charged against a loan receivable and foreign currency translation loss was $(7,296).

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

Off-Balance Sheet Arrangements

At April 30, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 30, 2015.

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

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

As of April 30, 2015 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

During the period ended  April 30, 2015, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended April 30, 2015 the Company issued an aggregate of 550,000 common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $55,000. Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant.  One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, to sophisticated investors who are also "accredited investors" within the meaning of Rule 501 (a) under the Securities Act.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.2	Secured Promissory Note dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.3

10.4	Common Stock Purchase Warrant dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.4

10.5	Amendment to Secured Promissory Note dated October 9, 2014	8-K	October 15, 2014	10.5

10.6	Agreement and Plan of Merger by and among MeeMee Media Inc, All Screens Media LLC. And the Holders of the Membership Interests of All Screens Media LLC dated May 19, 2015.	8-K	May 22, 2015	10.6

10.8	Employment Agreement dated May 19, 2015 with Denis Barry (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.8

10.9	Employment Agreement dated May 19, 2015 with Peter Heumiller (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.9

10.10	Employment Agreement dated May 19, 2015 with Howard Sichel (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.10

10.11	Promissory Note dated May 19, 2015 with All Screens Media LLC (filed as Exhibit C to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.11

10.12	Security Agreement dated May 19, 2015 with All Screens Media LLC (filed as Exhibit D to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.12

31.1	Certification of Principal Executive Officer pursuant to 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 19th day of June 2015.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer and Director

BY:	/s/ MARTIN DOANE
Martin Doane, President, Principal Financial Officer, Treasurer, Secretary and Director