Form 10-K
period 2015-07-31
MeeMee Media Inc.
filed 2015-11-13
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2015

Commission file number 000-52961

MEEMEE MEDIA INC.
 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

6630 West Sunset Boulevard
Los Angeles, CA 90027
 (Address of principal executive offices, including zip code.)

(416) 903-6691
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☑

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No

The aggregate market value of the voting common stock held by non-affiliates (16,375,000 shares of voting common stock) as of the most recently completed second fiscal quarter, computed at the market price of $0.037 was $ 605,875.

On November 12, 2015, the Registrant had 37,075,000 outstanding common shares of voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

MEEMEE MEDIA INC.

Index to Form 10-K
For the Fiscal Year Ended July 31, 2015

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

In this Form 10-K references to "MeeMee", "the Company", "we", "us" and "our" refer to MeeMee Media Inc.

PART I

ITEM 1.                          BUSINESS

History

We were incorporated in the State of Nevada on August 23, 2005. We maintain our statutory registered agent's office at 701 S. Carson St. Ste. 200 Carson City, NV 89701 and our business office is 6630 West Sunset Boulevard, Los Angeles, CA 90027. Our telephone number is (416) 903-6691.

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

In connection with the Merger Agreement, the Company and ASM entered into a Secured Promissory Note dated May 19, 2015 (the "Promissory Note"). The Promissory Note provides that we will fund ASM a total of up to $900,000 in increments of no less than $225,000 on or earlier than each of June 15, 2015, July 15, 2015 and August 15, 2015, and September 15, 2015. As at July 31, 2015 $155,000 has been paid and subsequent to the end of the period up to the date of the report an additional $275,000 was advanced for an aggregate total of $430,000). Although the Company has not complied fully with the terms of the merger agreement with ASM to provide the full funding amount of $900,000 by September 15, 2015, the parties remain committed to the agreement and MeeMee intends to fulfil and complete all the terms and conditions to close the merger agreement as contemplated.

Upon the closing of the Merger Agreement, we shall issue 10,000,000 restricted shares of common stock to the ASM Members, and up to an additional 5,000,000 restricted shares of common stock to the ASM Members subject the achievement of certain 12 and 24 month EBITDA thresholds to be mutually agreed upon prior to the closing. The Merger Agreement is subject to several closing conditions, including, without limitation: (i) the Company's completion of the funding in the total amount of $900,000 Promissory Note; (ii) the Company's issuance of an aggregate of 3,000,000 Stock Options to the ASM Members at the per share price of $0.12 ; and (iii) ASM completing an audit and delivering to the Company financial statements prepared in compliance with GAAP. For further details concerning the Merger, please refer to the Company's Report on Form 8-K filed with the Sec on Edgar on May 22, 2015. The parties' objective is to close the Merger on a date to be specified by the parties which shall be no later than the second business day after satisfaction or waiver of the closing conditions set forth in the Merger Agreement.

On July 17, 2015, we entered into an Exclusive License Agreement (the "Agreement") with ECA World Fitness Alliance, ("ECA") and the sole owner of ECA granting the Company an exclusive and perpetual right and license to the Marks and Intellectual Property of ECA. In connection with the Agreement, (i) we issued the sole owner of ECA an initial royalty payment in the form of One Million (1,000,000) shares of restricted common stock of the Company; (ii) we shall further issue to the sole owner of ECA additional royalties in the amounts of up to 300,000 shares of restricted common stock of the Company per year for the first two years from the effective date in the event certain revenue milestones are achieved; (iii) we will arrange for payment in the outstanding amount of $89,913.45 owed by ECA to the Marriott Marquis Hotel in New York, New York; and (iv) pursuant to the terms of the Agreement, we have the right to purchase any and all assets, intellectual property, inventory, products and business of ECA worldwide at a purchase price of $1.00 pursuant to a mutually agreeable form of purchase agreement.

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

Fiscal Year	High Bid	Low Bid
2015

Fourth Quarter 05-1-15 to 07-31-15	0.20	0.06
Third Quarter 02-1-15 to 04-30-15	0.20	0.04
Second Quarter 11-1-14 to 01-31-15	0.11	0.04
First Quarter 08-1-14 to 10-31-14	0.27	0.07

Fiscal Year	High Bid	Low Bid
2014

Fourth Quarter 05-1-14 to 07-31-14	$0.35	$0.18
Third Quarter 02-1-14 to 04-30-14	$0.59	$0.26
Second Quarter 11-1-13 to 01-31-14	$0.76	$0.40
First Quarter 08-1-13 to 10-31-13	$0.77	$0.52

Shareholders

At July 31, 2015 the Company had 48 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company. Our transfer agent is Empire Stock Transfer. Empire Stock Transfer is located at 1859 Whitney Mesa Dr., Henderson, NV 89014; telephone: (702) 818-5898; facsimile: (702) 974-1444.

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

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement and Common Stock Purchase Warrant with an accredited investor. In connection with the Note, the Company granted the investor 100,000 shares of unregistered common stock valued at $0.50 per share based on the fair market value of the stock on the date the shares were issued. The Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company's common stock to the Investor with a 5 year term at an exercise price of $0.50 per share. Subsequent to the period covered by this report on Form 10-K the exercise price of the warrant was amended to $0.10 per share.

On May 21, 2014, the Company issued 100,000 shares of unregistered common stock to a non-related service provider pursuant to a consulting agreement. The shares were valued at $35,000 based on the fair market value of the stock on the date the shares were issued.

During the fiscal year ended July 31, 2015 the Company issued an aggregate of 2,450,000 common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $245,000. Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant. One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, to sophisticated investors who are also "accredited investors" within the meaning of Rule 501 (a) under the Securities Act.

On July 17, 2015, the Company entered into an Exclusive License Agreement (the "Agreement") with ECA World Fitness Alliance, ("ECA") and the sole owner of ECA granting the Company an exclusive and perpetual right and license to the Marks and Intellectual Property of ECA. In connection with the Agreement, the Company granted to the sole owner of ECA 1,000,000 shares of restricted common stock valued at $0.10 per share based on the fair market value of the stock on the date the shares were issued (July 21, 2015). The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, to sophisticated investors who are also "accredited investors" within the meaning of Rule 501 (a) under the Securities Act.

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

Liquidity and Capital Resources

At July 31, 2015, we had total assets of $439,190 and total liabilities of $1,985,687, compared to total assets of $223,594 and total liabilities of $1,621,826 at July 31, 2014. Net working capital was ($1,736,410) compared to ($1,398,232) at July 31, 2014. We incurred a net loss of ($1,087,223) for the year ended July 31, 2015 and we have incurred an aggregate deficit since inception of ($3,787,408).

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2005 to July 31, 2015 was $1,409,350. During the fiscal year ended July 31, 2015 we issued 2,450,000 common shares of our common stock for cash valued at $245,000.

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

As at July 31, 2015, an aggregate of $517,294 is owed to our officers and other related parties for services rendered.

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

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party. The loan beared an interest amount equal to $2,000 plus an administration fee of $1,500 which was due on March 4, 2014. To date $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD was extended to June 30, 2014 (the "Due Date") and bears an amended interest rate of 2% principal per month, effective from February 5, 2014 and is payable in full together with the balance of the of the principal on the Due Date. Interest of 2% per month will continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date. Furthermore, the loan is subject to an additional late payment penalty of $2,500 on the Due Date. As of the date of this Annual Report on Form 10-K, the loan is in default and the Company intends to undertake the appropriate actions to collect the funds.

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

Plan of Operation

Currently, we are a growth stage corporation. A growth stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.

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

Results of Operations

For the Years Ended July 31, 2015 and 2014

We did not generate any revenues during the periods ended July 31, 2015 and 2014.

During the fiscal years ended July 31, 2015 and 2014, much of the Company's resources were directed at maintaining the Company in good standing, investigation of the former proposed merger with a Latin American mobile content and services company and identifying new business opportunities.

We had a net loss of ($1,087,223) for the year ended July 31, 2015 compared to a net loss of ($2,037,084) for the year ended July 31, 2014. The change is explained below.

Operating Expenses: Operating expenses were $353,704 and $1,829,751 respectively. In fiscal 2014 the Company's operating expenses were greater as a result of pursuing the former potential merger/acquisition with one of Latin America's largest and most successful mobile content and services companies.

During the year ended July 31, 2015, we incurred expenses of $170,000 (July 31, 2014 - $1,087,731) for consulting and related fees owed to our two officers and external consultants for professional services rendered to the Company. Due diligence fees of $30,000 (July 31, 2014 - $515,326) were incurred during fiscal 2015 in connection with the investigation of a former prospective merger with a Latin American mobile content and services company. We incurred $138,036 (July 31, 2014 - $212,802) in general and administrative expenses which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, travel and entertainment, bank and foreign exchange fees and general office expenses. Shareholder relations fees totaled $15,668 ($13,892 – July 31, 2014) for website maintenance and press releases disseminated by the Company.

During the twelve months ended July 31, 2015 the Company recorded $(744,059) in interest expense and financing costs related to a promissory note entered into during the period ($(217,143) -July 31, 2014). Interest receivable was $17,819 ($9,810 – July 31, 2014) comprised of interest and late penalty fees charged against a loan receivable.

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

Contractual Obligations

None.

Off-Balance Sheet Arrangements

As of July 31, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

July 31, 2015 and 2014

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

We have audited the accompanying balance sheets of MeeMee Media Inc. as of July 31, 2014 and 2015, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2015. MeeMee Media Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MeeMee Media Inc. as of July 31, 2014 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at July 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
November 9, 2015

MEEMEE MEDIA INC.
BALANCE SHEET
(Expressed in US Dollars)

	July 31,	July 31,
	2015	2014

ASSETS

Current Assets:
Cash	$3,238	$153,784
Loan receivable	91,039	69,810
Advances	155,000	-
	$249,277	$223,594

ECA License	189,913	-
Total Assets	$439,190	$223,594

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$293,452	$120,047
Promissory notes payable (net of debt discount)	1,174,941	1,060,000
Due to related parties	517,294	441,779
Total Liabilities	$1,985,687	$1,621,826

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value
Issued and outstanding: 36,825,000 and 33,375,000 as of 7/31/15 and 07/31/14 respectively
	$36,825	$33,375

Additional Paid-in Capital	2,204,086	1,233,418
Accumulated Deficit	(3,787,408)	(2,665,025)

Total Stockholders' Deficit	(1,546,497)	(1,398,232)

Total Liabilities and Stockholders' Equity (Deficit)	$439,190	$223,594

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

	For the Year Ended	For the Year Ended
	July 31, 2015	July 31, 2014

EXPENSES

General and administrative expenses	138,036	212,802
Consulting fees	170,000	1,087,731
Shareholder relations	15,668	13,892
Due Diligence	30,000	515,326
Total Expenses	353,704	1,829,751

NET LOSS FROM OPERATIONS	$(353,704)	$(1,829,751)

Other income/expenses
Foreign currency translation gain (loss)	(7,279)	-
Interest and miscellaneous income	17,819	9,810
Interest expense and financing costs	(744,059)	(217,143)
	$(733,519)	$(207,333)

NET (LOSS) INCOME	$(1,087,223)	$(2,037,084)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	33,668,682	32,850,563

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
(Expressed in US Dollars)

			Additional		Total Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, July 31, 2013	31,490,000	$31,490	$309,810	$(627,943)	$(286,643)

August 28, 2013 - Stock issued for debt valued at $0.25 per share	25,000	25	6,225	-	6,250

September 9, 2013 - Stock issued for cash at $0.50 per share for $125,000	250,000	250	124,750	-	125,000

October 3, 2013 - Stock issued for cash at $0.21 per share for $107,100	510,000	510	106,590	-	107,100

October 21, 2013 - Stock issued for services valued at $0.60 per share for $120,000	200,000	200	119,800	-	120,000

October 31, 2013 - Stock issued for services valued at $0.60 per share for $150,000	250,000	250	149,750	-	150,000

December 2013 - Stock issued for cash at $0.50 per share for $ 225,000	450,000	450	224,550	-	225,000

February 3, 2014 - Stock issued pursuant to Promissory Note valued at $0.50 per share for $50,000	100,000	100	49,900	-	50,000

Discount on debt (warrants)	-	-	107,144	-	107,144

May 21, 2014 - Stock issued for services valued at $0.35 per share for $35,000	100,000	100	34,900	-	35,000

Net loss for year ended July 31, 2014	-	-	-	(2,037,084)	(2,037,084)

Balance, July 31, 2014	33,375,000	33,375	1,233,418	(2,665,025)	(1,398,232)

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(Expressed in US Dollars) (Continued)

			Additional		Total Stockholders'
	Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Prior period adjustments	-	-	-	(35,160)	(35,160)

Discount on debt (warrants granted October 9, 2014)	-	-	337,428	-	337,428

Discount on debt (warrants granted March 5, 2015)	-	-	166,836	-	166,836

Discount on debt (amendment to warrants granted February 3, 2014)	-	-	124,854	-	124,854

April 14, 2015 - Stock issued for cash at $0.10 per share for $25,000	250,000	250	24,750	-	25,000

April 27, 2015 - Stock issued for cash at $0.10 per share for $30,000	300,000	300	29,700	-	30,000

May 26, 2015 - Stock issued for cash at $0.10 per share for $40,000	400,000	400	39,600	-	40,000

July 21, 2015 - Stock issued for cash at $0.10 per share for $150,000	1,500,000	1,500	148,500	-	150,000

July 21, 2015 - Stock issued pursuant to License Agreement valued at $0.10 per share for $100,000	1,000,000	1,000	99,000	-	100,000

Net loss for year ended July 31, 2015	-	-	-	(1,087,223)	(1,087,223)

Balance, July 31, 2015	36,825,000	$36,825	$2,204,086	$(3,787,408)	$(1,546,497)

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the Year Ended July 31,
	2015	2014

OPERATING ACTIVITIES
Net (loss)	$(1,087,223)	$(2,037,084)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	616,859	-
Interest expense	127,200	167,145

Changes in assets and liabilities
- Increase (decrease) in accounts payable - related party	75,515	226,362
- (Increase) decrease in accrued interest receivable	(21,229)	(9,810)
- Increase (decrease) in accounts payable	23,333	43,587
- Increase (decrease) in prepaid expenses	25,000	-
Net Cash (used by) Operating Activities	(240,545)	(1,609,800)

INVESTING ACTIVITIES
Issuance of Loan Receivable	-	(60,000)
Advances to All Screen Media	(155,000)	-
Net Cash Used By Investing Activities	(155,000)	(60,000)

FINANCING ACTIVITIES
Issuances of common stock	245,000	818,350
Increase (decrease) in note payable	-	1,000,000
Net Cash Provided By Financing Activities	245,000	1,818,350

NET CHANGE IN CASH	(150,546)	148,550

CASH AND CASH EQUIVALENTS- Beginning of Period	153,784	5,234

CASH AND CASH EQUIVALENTS - End of Period	$3,238	$153,784

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash transactions	$-	$-
ECA License	$(189,913)	$-

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015

NOTE 1.                          ORGANIZATION AND RECENT DEVELOPMENTS

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

In connection with the Merger Agreement, the Company and ASM entered into a Secured Promissory Note dated May 19, 2015 (the "Promissory Note"). The Promissory Note provides that the Company will fund ASM a total of up to $900,000 in increments of no less than $225,000 on or earlier than each of June 15, 2015, July 15, 2015 and August 15, 2015, and September 15, 2015. As at July 31, 2015 $155,000 has been paid and subsequent to the end of the period up to the date of the report an additional $275,000 was advanced for an aggregate total of $430,000. Although the Company has not complied fully with the terms of the merger agreement with ASM to provide the full funding amount of $900,000 by September 15, 2015, the parties remain committed to the agreement and MeeMee intends to fulfil and complete all the terms and conditions to close the merger agreement as contemplated.

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

On July 17, 2015, the Company entered into an Exclusive License Agreement (the "Agreement") with ECA World Fitness Alliance, ("ECA") and the sole owner of ECA granting the Company an exclusive and perpetual right and license to the Marks and Intellectual Property of ECA. In connection with the Agreement, (i) MeeMee issued the sole owner of ECA an initial royalty payment in the form of One Million (1,000,000) shares of restricted common stock of the Company; (ii) MeeMee shall further issue to the sole owner of ECA additional royalties in the amounts of up to 300,000 shares of restricted common stock of the Company per year for the first two years from the effective date in the event certain revenue milestones are achieved; (iii) MeeMee will arrange for payment in the outstanding amount of $89,913.45 owed by ECA to the Marriott Marquis Hotel in New York, New York; and (iv) pursuant to the terms of the Agreement, MeeMee has the right to purchase any and all assets, intellectual property, inventory, products and business of ECA worldwide at a purchase price of $1.00 pursuant to a mutually agreeable form of purchase agreement.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015

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

Calculation of net income (loss) per share is as follows:

	For the Year Ended July 31,
	2015	2014
Net (loss) (numerator)	$(1,087,223)	$(2,037,084)
Weighted average common shares outstanding (denominator)	33,668,682	32,850,563
Basic (loss) per share	$(0.03)	$(0.06)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation for the fiscal years ended July 31, 2015 and 2014, because their effect would be anti-dilutive:

	July 31, 2015	July 31, 2014
Warrants	11,225,000	3,000,000
	11,225,000	3,000,000

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

For the period from August 23, 2005 (inception) to July 31, 2015, the Company has not recognized any revenues.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements. As at July 31, 2015 and 2014, the Company has cash equivalents in the amount of $ nil and $nil over the federally insured limit.

Receivables

Receivables are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of July 31, 2015 the Company has $91,039 (2014 - $69,810) in Loan Receivable.

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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015

NOTE 3.                          GOING CONCERN (continued)

At July 31, 2015 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of July 31, 2015, the Company has never generated any revenues and has accumulated losses of ($3,787,408) since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 4.                          RECENT PRONOUNCEMENTS

During the quarter ended October 31, 2014 , the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

In April 2015, the FASB issued its final standard on simplifying the presentation of debt issue costs. This standard, issued as ASU 2015-03, requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. This update is effective for financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company intends to adopt those standards when they become effective and does not expect the impact of such changes on the financial statements to be material.

NOTE 5.                          STOCKHOLDERS' EQUITY

Common Stock
The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of July 31, 2015 and 2014, the Company had 36,825,000 and 33,375,000 common shares, respectively, issued and outstanding.

Opening Balance, July 31, 2014	33,375,000
Common shares issued during the period	3,450,000
Closing Balance, July 31, 2015	36,825,000

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015

NOTE 5.                          STOCKHOLDERS' EQUITY (continued)

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

During the year ended July 31, 2015, the Company issued an aggregate of 2,450,000 common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $245,000. Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant. One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance. The fair value of the common share component of the Units at the time of issuance was equal to market price therefore the Company allocated the entire $245,000 to common shares and nil to warrants.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015

 NOTE 5.                        STOCKHOLDERS' EQUITY (continued)

Common Stock (continued)

On July 17, 2015, the Company entered into an Exclusive License Agreement (the "Agreement") with ECA World Fitness Alliance, ("ECA") and the sole owner of ECA granting the Company an exclusive and perpetual right and license to the Marks and Intellectual Property of ECA. In connection with the Agreement, the Company granted to the sole owner of ECA 1,000,000 shares of restricted common stock valued at $0.10 per share based on the fair market value of the stock on the date the shares were issued (July 21, 2015).

Warrants

On February 3, 2014 the Company entered into a Secured Promissory Note, a Security Agreement and a Common Stock Purchase Warrant (the "February 2014 Warrant") with an accredited investor. The February 2014 Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company's common stock to the Investor with a 5 year term at an exercise price of $0.50 per share. The fair value of the warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.07%, volatility factor of 506.18%, and a weighted average expected life of 5 years. The Company assigned a relative fair market value to the February 2014 Warrants in the amount of $107,144, which was recorded as a discount and amortized over the life of the Note.

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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015

 NOTE 5.                        STOCKHOLDERS' EQUITY (continued)

Warrants (continued)

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

The Second Amendment also provides for the amendment and restatement of the February 2014 Warrant and the October 2014 Warrant such that the exercise price of the Warrants is adjusted to ten cents ($0.10) per common share, subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company. The fair value of the amended February and October 2014 Warrants was estimated at the date of the amendment using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.25%, volatility factor of 242.10%, and a weighted average expected life of 5 years. The Company assigned an incremental relative fair market value to the amended February 2014 Warrants in the amount of $124,854 (for an updated fair market value of $231,998) and an incremental relative fair market value to the amended October 2014 Warrants of $313,004 (for an updated fair market value of $337,428) which was recorded as a discount and amortized over the life of the Note.

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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015

 NOTE 5.                       STOCKHOLDERS' EQUITY (continued)

Warrants (continued)

During the year ended July 31, 2015 the Company issued an aggregate of 1,225,000 share purchase warrants pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $245,000. Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant. One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance. The fair value of the common share component of the Units at the time of issuance was equal to market price therefore the Company allocated the entire $245,000 to common shares and nil to warrants.

NOTE 6.                          RELATED PARTY TRANSACTIONS

For the year ending July 31, 2015, an aggregate of $517,294 (July 31, 2104 - $441,779) is owed to related parties. $194,485 is owed to a former director and officer for unpaid salary, $297,809 is owed to a current director and officer for unpaid salary and $25,000 is owed to a company controlled by a current officer and director for funds advanced.. During the year ending July 31, 2015, an aggregate of $ 157,500 (July 31, 2104 - $646,732) was recorded as consulting fees for consulting services rendered by the officers of the Company.

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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015

 NOTE 7.                        NOTE PAYBLE (continued)

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

NOTE 8.                          LOAN RECEIVABLE

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party. The loan beared an interest amount equal to $2,000 plus an administration fee of $1,500 which was due on March 4, 2014. To date $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD was extended to June 30, 2014 (the "Due Date") and bears an amended interest rate of 2% principal per month, effective from February 5, 2014 and is payable in full together with the balance of the of the principal on the Due Date. Interest of 2% per month will continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date. Furthermore, the loan is subject to an additional late payment penalty of $2,500 on the Due Date. As of the date of this Annual Report on Form 10-K, the loan is in default and the Company intends to undertake the appropriate actions to collect the funds.

NOTE 9.                          PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	July 31, 2015	July 31, 2014
Income tax expense at statutory rate	$0	$0
Common stock issued for services	0	0
Valuation allowance	0	0
Income tax expense per books	$0	$0

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015

NOTE 9.                          PROVISION FOR INCOME TAXES (continued)

Net deferred tax assets consist of the following components as of:

	July 31, 2015	July 31, 2014
NOL carryover	$3,787,408	$2,665,025
Net operating tax carry forward at statutory tax rate of 34%	1,287,719	906,109
Valuation allowance	(1,287,719)	(906,109)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $nil for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10.                      SUBSEQUENT EVENTS

On August 5, 2015, the Company issued 250,000 unregistered common shares to a non-related service provider pursuant to a consulting services agreement. The shares were valued at $40,000 based on the fair market value of the stock on the date the shares were issued.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the last two fiscal years ended July 31, 2015 and 2014, included in this report have been audited by Seale and Beers, CPAs, 8250 W. Charleston Blvd., Suite 100, Las Vegas, NV 89117, as set forth in their report included herein.

ITEM 9A.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of July 31, 2015 and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective due to the deficiencies in our internal control over financial reporting described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in

Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As of July 31, 2015 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2016. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2016.

ITEM 9B.                     OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees during the last fiscal year.

Name	Age	Title	Positions Held

Martin Doane	51	President, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors	Secretary: July 25, 2010 President: April 3, 2013 Principal Executive Officer: April 3, 2013 – June 10, 2013 Principal Financial Officer & Treasurer: July 11, 2013 Director: July 16, 2010

Paul Amsellem	41	Principal Executive Officer and a member of the Board of Directors	February 25, 2014

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

During the past five years, Martin Doane has served as a director of SmartChase Corp. (OTCQB:SCHS) from March 2012 to September 2013.

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

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Doane and Amsellem have not been the subject of the following events:

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

Committees of the Board and Financial Expert

Our Board of Directors held no formal meetings during the twelve month period ended July 31, 2015. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of July 31, 2015 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ira Rubenstein, former Principal Executive Officer (resigned 2/25/14) & Director	2015	0	0	0	0	0	0	0	0
	2014	237,500	0	0	0	0	0	14,232	251,732
	2013	88,105	0	0	0	0	0	4,699	92,804

Martin Doane, President, Principal Financial Officer, Secretary, Treasurer and Director	2015	142,500	0	0	0	0	0	0	142,500
	2014	360,000	0	0	0	0	0	0	360,000
	2013	90,0000	0	0	0	0	0	0	90,000

Paul Amsellem, Principal Executive Officer & Director	2015	15,000	0	0	0	0	0	0	15,000
	2014	35,000	0	0	0	0	0	0	35,000
	2013	0	0	0	0	0	0	0	0

Employment Agreements

On June 10, 2013, the Company entered into a Management Services Agreement (the "Agreement") to compensate Martin Doane for executive management services rendered to the Company. The Agreement provides for a term of employment beginning May 1, 2013 and shall continue from year to year thereafter until his employment or the Agreement is terminated. Mr. Doane will receive an annual base salary of $360,000, payable monthly in arrears and will also be entitled to an annual bonus of up to 150% of his base salary which will be paid in January of the year following the applicable bonus year. He will also be entitled to receive certain benefits generally provided to senior employees of the Company. From November 1, 2014 through April 2015, because the prospective acquisition of the Latin American mobile company was no longer active, Mr. Doane agreed to amend his employment agreement to a decreased annual base salary of $60,000. Effective May 2015, Mr. Doane is being compensated at the rate of $7,500 per month to reflect the ongoing ASM Merger.

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

In connection with his appointment as principal executive officer, Mr. Amsellem received an interim compensation of $7,500 monthly for the period from March 2014 through June 2014 and an interim monthly compensation of $5,000 for the months of July through October 2014.

Securities Authorized for Issuance Under Compensatory Plans

None.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company's financial performance, stock price or any other measure.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to our executive officers, or directors or employees during the last fiscal year. No stock options have been previously granted.

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

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company's common stock, and our directors and executive officers as a group, as of July 31, 2015, with the computation being based upon 36,825,000 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount
Name of Beneficial Owner	of Beneficial		Percent
Officers and Directors	Owner	Position	of Class (4)

Martin Doane (1)	16,800,000	President, Principal Financial Officer, Secretary, Treasury and Director	45.62%

Paul Amsellem	0	Principal Executive Officer & Director	0%

All Officers and Directors as a
Group (2 Persons)	16,800,000		45.62%

Principal Stockholders
2251442 Ontario Inc. (1) 36 Lombard Street, Suite 700 Toronto, Ontario M5C 2X3	16,800,000	Principal Stockholder	45.62%

KF Business Ventures, LP (2) 10866 Wilshire Blvd., Suite 1500 Los Angeles, CA 90024	2,228,985	Principal Stockholder	6.05%

Fast – Cede & Co. (3) Box 20 Bowling Green Station New York, NY	11,146,100	Principal Stockholder	30.27%
________________

(1)
Represents shares held in the name of 2251442 Ontario Inc., for which Ubequity Capital Partners Inc.; 36 Lombard Street, Suite 700, Toronto, ON M5C 2X3, is the sole shareholder. The voting and disposition power of the shares controlled by Ubequity is shared by Ubequity's two Global Managing Directors; Bill Calsbeck and Martin Doane.

(2)
Represents shares held collectively by KF Business Ventures ("KFBV") LP, Kopple Financial, Inc. (sole general partner of KFBV) and Robert C. Kopple (an individual, as sole trustee of the E.L. II Properties Trust dated 7/1/1983 and as sole executive officer and sole director of Kopple Financial Inc.)

(3)
Cede & Co. acting as a depository service for beneficial holders of the Company's common stock, holds an aggregate of 11,146,100 common shares. The beneficial owners of such shares are not known to the Company.

(4)	Percentage based on 36,825,000 shares of common stock outstanding on July 31, 2015.

________________

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended July 31, 2015 an aggregate of $157,500 (July 31, 2014 – $646,732) was recorded as consulting fees paid to the officers of the Company.

As at July 31, 2015, $25,000 (July 31, 2014 - $25,000) is owing to a company controlled by our president for loans advanced.

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

Director Independence
Our common stock is currently quoted on the OTC Bulletin Board and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered "independent" the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Pursuant to that definition, one of the members of our Board of Directors is independent.

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

2015	$11,000
2014	$5,900

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$-
2014	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$-
2014	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$-
2014	$-

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)            The following financial statements are set forth in Item 8:

Index
Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders' Equity (Deficit)	F–4

Statements of Cash Flows	F–7

Notes to the Financial Statements	F–8

b)	The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1(1)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1(1)

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

3.2	Bylaws	SB-2	August 31, 2007	3.2

3.2(1)	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.2(1)

3.2 (2)	Amended Bylaws dated September 4, 2014	8-K	September 5, 2014	3.2(2)

10.2	Secured Promissory Note dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.3

10.4	Common Stock Purchase Warrant dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.4

10.5	Amendment to Secured Promissory Note dated October 9, 2014	8-K	October 15, 2014	10.5

10.6	Agreement and Plan of Merger by and among MeeMee Media Inc. All Screens Media LLC. And the Holders of the Membership Interests of All Screens Media LLC dated May 19, 2015.	8-K	May 22, 2015	10.6

10.8	Employment Agreement dated May 19, 2015 with Denis Barry (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.8

10.9	Employment Agreement dated May 19, 2015 with Peter Heumiller (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.9

10.10	Employment Agreement dated May 19, 2015 with Howard Sichel (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.10

10.11	Promissory Note dated May 19, 2015 with All Screens Media LLC (filed as Exhibit C to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.11

10.12	Security Agreement dated May 19, 2015 with All Screens Media LLC (filed as Exhibit D to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.12

10.13	Exclusive License Agreement by and among MeeMee Media Inc., ECA World Fitness Alliance and Carol Scott dated July 17, 2015.	8-K	July 22, 2015	10.13

10.14	Consulting Agreement dated July 17, 2015 with Carol Scott (filed as Exhibit B to the Exclusive License Agreement filed as Exhibit 10.13)	8-K	July 22, 2015	10.14

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th day of November 2015.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Paul Amsellem
	Paul Amsellem	Principal Executive Officer Director	November 12th , 2015

By:	/s/Martin Doane
	Martin Doane	President Principal Financial Officer Secretary -Treasurer Director	November 12th , 2015