Form 10-Q
period 2015-10-31
MeeMee Media Inc.
filed 2015-12-21
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52961

MEEMEE MEDIA INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

6630 West Sunset Boulevard
Los Angeles, CA  90027
(Address of principal executive offices, including zip code.)

(310) 460-9215
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

At December 17, 2015, the Registrant had 40,075,000 common shares outstanding.

MEEMEE MEDIA INC.

Index to Form 10-Q
For the Quarterly Period Ended October 31, 2015

MEEMEE MEDIA INC.
BALANCE SHEET
(Expressed in US Dollars)
	October 31,	July 31,
	2015	2015
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$72,015	$3,238
Loan receivable	91,039	91,039
Advances	430,000	155,000
	$593,054	$249,277

ECA License	189,913	189,913
Total Assets	$782,967	$439,190

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$227,452	$293,452
Deferred revenues	43,560	-
Promissory notes payable (net of debt discount)	1,222,816	1,174,941
Due to related parties	533,822	517,294
Shareholder deposits	175,000	-

Total Liabilities	$2,202,650	$1,985,687

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock Authorized: 150,000,000 shares authorized with a $0.001 par value Issued and outstanding: 40,075,000 and 36,825,000 as of 10/31/15 and 07/31/15 respectively	$40,075	$36,825

Additional Paid-in Capital	2,540,836	2,204,086

Accumulated Deficit	(4,000,594)	(3,787,408)

Total Stockholders' Deficit	(1,419,683)	(1,546,497)

Total Liabilities and Stockholders' Equity (Deficit)	$782,967	439,190

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

	For the Three Months Ended	For the Three Months Ended
	October 31, 2015	October 31, 2014

EXPENSES

Advertising, marketing and promotion	21,356	-
General and administrative expenses	45,075	52,644
Commission	17,738	-
Consulting fees and outside services	66,379	117,500
Shareholder relations	14,750	-
Due Diligence	-	82,337
Total Expenses	165,298	252,481

NET LOSS FROM OPERATIONS	$(165,298)	$(252,481)

Other income/expenses
Foreign currency translation gain (loss)	(13)	-
Interest and miscellaneous income	-	28,810
Interest expense and financing costs	(47,875)	(37,906)
	$(47,888)	$(9,096)

NET (LOSS) INCOME	$(213,186)	$(261,577)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	37,228,846	33,375,000

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)
	For the Three Months Ended October 31,
	2015	2014
OPERATING ACTIVITIES
Net (loss)	$(213,186)	$(261,577)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	12,260	-
Interest expense	35,616	24,424
Stock issued for services rendered by consultants	40,000

Changes in assets and liabilities
- Increase (decrease) in accounts payable - related party	16,528	28,234
- (Increase) decrease in accrued interest receivable	-	(7,220)
- Increase (decrease) in accounts payable	(66,000)	86,769
- Increase (decrease) in deferred revenues	43,560	-
- Increase (decrease) in prepaid expenses	-	-
Net Cash (used by) Operating Activities	(131,222)	(129,370)

INVESTING ACTIVITIES
Issuance of Loan Receivable	-	-
Advances to All Screen Media	(275,000)	-
Net Cash Used By Investing Activities	(275,000)	-

FINANCING ACTIVITIES
Issuances of common stock	300,000	-
Shareholder deposits	175,000	-
Increase (decrease) in note payable	-	13,482
Net Cash Provided By Financing Activities	475,000	13,482

NET CHANGE IN CASH	68,778	(115,888)
CASH AND CASH EQUIVALENTS- Beginning of Period	3,238	153,784

CASH AND CASH EQUIVALENTS - End of Period	$72,015	$37,896

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

NOTE 1.                 CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2015 audited financial statements.  The results of operations for the period ended October 31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2.                 RECENT DEVELOPMENTS

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

In connection with the Merger Agreement, the Company and ASM entered into a Secured Promissory Note dated May 19, 2015 (the "Promissory Note").  The Promissory Note provides that the Company will fund ASM a total of up to $900,000 in increments of no less than $225,000 on or earlier than each of June 15, 2015, July 15, 2015 and August 15, 2015, and September 15, 2015.  As at October 31, 2015 an aggregate of $430,000 has been paid.  Although the Company has not complied fully with the terms of the merger agreement with ASM to provide the full funding amount of $900,000 by September 15, 2015, the parties remain committed to the agreement and MeeMee intends to fulfil and complete all the terms and conditions to close the merger agreement as contemplated.

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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

NOTE 2.                 RECENT DEVELOPMENTS (continued)

On July 17, 2015, the Company entered into an Exclusive License Agreement (the "Agreement") with ECA World Fitness Alliance, ("ECA") and the sole owner of ECA granting the Company an exclusive and perpetual right and license to the Marks and Intellectual Property of ECA. In connection with the Agreement, (i) MeeMee issued the sole owner of ECA an initial royalty payment in the form of One Million (1,000,000) shares of restricted common stock of the Company; (ii) MeeMee shall further issue to the sole owner of ECA additional royalties in the amounts of up to 300,000 shares of restricted common stock of the Company per year for the first two years from the effective date in the event certain revenue milestones are achieved; (iii) MeeMee arranged for payment in the outstanding amount of $89,913.45 owed by ECA to the Marriott Marquis Hotel in New York, New York; and (iv) pursuant to the terms of the Agreement, MeeMee has the right to purchase any and all assets, intellectual property, inventory, products and business of ECA worldwide at a purchase price of $1.00 pursuant to a mutually agreeable form of purchase agreement.

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

At October 31, 2015 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of October 31, 2015, the Company has accumulated losses of ($4,000,594) since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

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

NOTE 5.                 STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

Opening Balance, July 31, 2015	36,825,000

Common shares issued during the period	3,250,000

Closing Balance, October 31, 2015	40,075,000

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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

NOTE 5.                 STOCKHOLDERS' EQUITY (continued)

Common Stock (continued)

On August 5, 2015, the Company issued 250,000 unregistered common shares to a non-related service provider pursuant to a consulting services agreement. The shares were valued at $40,000 based on the fair market value of the stock on the date the shares were issued.

On October 26, 2015, the Company issued an aggregate of 3,000,000 common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $300,000. Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant.  One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance.  The fair value of the common share component of the Units at the time of issuance was equal to market price therefore the Company allocated the entire $300,000 to common shares and nil to warrants.

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
October 31, 2015
(Unaudited)

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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

NOTE 5.                 STOCKHOLDERS' EQUITY (continued)

Warrants (continued)

During the period ended October 31, 2015 the Company issued an aggregate of 1,500,000 share purchase warrants pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $300,000.  Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant.  One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance.  The fair value of the common share component of the Units at the time of issuance was equal to market price therefore the Company allocated the entire $300,000 to common shares and nil to warrants.

NOTE 6.                 RELATED PARTY TRANSACTIONS

As at October 31, 2015, an aggregate of $533,822 (July 31, 2105 - $517,294) is owed to related parties. $194,485 is owed to a former director and officer for unpaid salary, $314,337 is owed to a current director and officer for unpaid salary and $25,000 is owed to a company controlled by a current officer and director for funds advanced.  As at October 31, 2015, an aggregate of $ 22,500 (July 31, 2015 - $157,500) was recorded as consulting fees for consulting services rendered by the officers of the Company.

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
October 31, 2015
(Unaudited)

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

On the maturity date, all interest due under the Note as of August 3, 2015 was capitalized and all terms under the Note continue to remain in effect with the same conditions as contemplated under the Second Amendment.

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

During the quarter ended October 31, 2015, the loan is in default and the Company intends to undertake the appropriate actions to collect the funds. Due to the uncertainty, the Company has ceased to accrue additional interest on the loan for the period. If the loan remains unpaid it will be written down as a bad debt in the next reporting period.

NOTE 9.                 SUBSEQUENT EVENTS

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

In this Form 10-Q references to "MeeMee", "the Company", "we", "us" and "our" refer to MeeMee Media Inc.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance.  We are a growth stage corporation and have not generated any revenues from operations.  We cannot guarantee that we will be successful in our business operations.  We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of business opportunities.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.

We have limited resources and there is no assurance that future financing will be available to us on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Overview of Operations

We were incorporated in the State of Nevada on August 23, 2005.  We maintain our statutory registered agent's office at 701 S. Carson St. Ste. 200 Carson City, NV 89701 and our business office is located at 6630 West Sunset Boulevard, Los Angeles, CA 90027. Our telephone number is (310) 460-9215.

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

In connection with the Merger Agreement, the Company and ASM entered into a Secured Promissory Note dated May 19, 2015 (the "Promissory Note").  The Promissory Note provides that we will fund ASM a total of up to $900,000 in increments of no less than $225,000 on or earlier than each of June 15, 2015, July 15, 2015 and August 15, 2015, and September 15, 2015.  As at October 31, 2015 an aggregate of $430,000 has been paid.  Although the Company has not complied fully with the terms of the merger agreement with ASM to provide the full funding amount of $900,000 by September 15, 2015, the parties remain committed to the agreement and MeeMee intends to fulfil and complete all the terms and conditions to close the merger agreement as contemplated.

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

On July 17, 2015, the Company entered into an Exclusive License Agreement (the "Agreement") with ECA World Fitness Alliance, ("ECA") and the sole owner of ECA granting the Company an exclusive and perpetual right and license to the Marks and Intellectual Property of ECA. In connection with the Agreement, (i) MeeMee issued the sole owner of ECA an initial royalty payment in the form of One Million (1,000,000) shares of restricted common stock of the Company; (ii) MeeMee shall further issue to the sole owner of ECA additional royalties in the amounts of up to 300,000 shares of restricted common stock of the Company per year for the first two years from the effective date in the event certain revenue milestones are achieved; (iii) MeeMee arranged for payment in the outstanding amount of $89,913.45 owed by ECA to the Marriott Marquis Hotel in New York, New York; and (iv) pursuant to the terms of the Agreement, MeeMee has the right to purchase any and all assets, intellectual property, inventory, products and business of ECA worldwide at a purchase price of $1.00 pursuant to a mutually agreeable form of purchase agreement.

We have no employees and own no property. We currently maintain office space located at 6630 West Sunset Boulevard, Los Angeles, CA 90027.  There is no lease arrangement for the office space. We are on a month-by-month, as needed basis.

Liquidity and Capital Resources

At October 31, 2015, we had total assets of $782,967 ($72,015 in cash, $91,039 in loan receivable and $430,000 in advances paid to ASM pursuant to the Merger) against total liabilities of $2,202,650 compared to total assets of $439,190 and total liabilities of $1,985,687 at July 31, 2015.  Net working capital was $(1,609,596) compared to $(1,736,410) at July 31, 2015.  We incurred a net loss of $(213,186) for the three months ending October 31, 2015 and an aggregate deficit since inception of $(4,000,594).

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.   During the three months ended October 31, 2015 we issued an aggregate of 3,000,000 common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $300,000.

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

As at October 31, 2015, an aggregate of $533,822 is owed to our officers and other related parties for services rendered.

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

On the maturity date, all interest due under the Note as of August 3, 2015 was capitalized and all terms under the Note continue to remain in effect with the same conditions as contemplated under the Second Amendment.

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party.  The loan beared an interest amount equal to $2,000 plus an administration fee of $1,500 which was due on March 4, 2014.  To date $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD was extended to June 30, 2014 (the "Due Date") and bears an amended interest rate of 2% principal per month, effective from February 5, 2014 and is payable in full together with the balance of the of the principal on the Due Date.  Interest of 2% per month will continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date.  Furthermore, the loan is subject to an additional late payment penalty of $2,500 on the Due Date.  As of the date of this Quarterly Report on Form 10-Q, the loan is in default and the Company intends to undertake the appropriate actions to collect the funds. Due to the uncertainty, the Company has ceased to accrue additional interest on the loan for the period. If the loan remains unpaid it will be written down as a bad debt in the next reporting period.

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

Results of Operations

For the three months ended October 31, 2015 and 2014

We did not generate any revenues during the three month periods ended October 31, 2015 and 2014.

During the three month periods ended October 31, 2015 we had a net loss of $(213,186) compared to a net loss of $(261,577) for the three month period ended October 31, 2014.  The change is explained below.

Operating Expenses: During the three months ended October 31, 2015, we incurred expenses of $21,356 for the advertising, marketing and promotion of the ECA World Fitness Alliance 2016 fitness conference (October 31, 2014 – nil) and $17,738 in commission paid to the sole owner of ECA per the Licence Agreement (October 31, 2014 – nil).  Consulting fees were $66,379 ($117,500 – October 31, 2014) for consulting and related fees owed to our officers and various consultants for professional services rendered to the Company.  General and administrative expenses were  $45,075 ($52,644 –October 31, 2014) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, travel and entertainment, bank and foreign exchange fees and  general office expenses.  Shareholder relations fees were $14,750 (nil- October 31, 2014) for investor relations services and for the maintenance of the Company's website.

In the quarter ended October 31, 2014, the Company's operating expenses were greater as a result of due diligence fees of $82,337 incurred with pursuing a former potential merger/acquisition with one of Latin America's largest and most successful mobile content and services companies.

Through the three months ended October 31, 2015 the Company recorded $(47,875) in interest expense and financing costs related to a promissory note entered into during fiscal 2014 ($37,906– October 31, 2014).  Foreign currency translation loss of $13 was recorded during the three months ended October 31, 2015 (nil – October 31, 2014). The Company did not record interest income during the period, however $28,810 was received during the three months ended October 31, 2014 from interest fees charged against a loan receivable and the return of an advance which was paid pursuant to a former letter of engagement for a proposed private placement.

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

Off-Balance Sheet Arrangements

At October 31, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 31, 2015.

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

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

As of October 31, 2015 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

During the period ended October 31, 2015, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal year ended July 31, 2015 the Company issued an aggregate of 2,450,000 common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $245,000. Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant.  One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance.  The shares were issued pursuant to the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1933, as the investors were furnished with the same information that could be found in a Form S-1 registration statement and were determined to be to sophisticated investors who are also "accredited investors" within the meaning of Rule 501 (a) under the Securities Act and the investors had agreed not to resell or distribute the securities to the public.

On July 17, 2015, the Company entered into an Exclusive License Agreement (the "Agreement") with ECA World Fitness Alliance, ("ECA") and the sole owner of ECA granting the Company an exclusive and perpetual right and license to the Marks and Intellectual Property of ECA. In connection with the Agreement, the Company granted to the sole owner of ECA 1,000,000 shares of restricted common stock valued at $0.10 per share based on the fair market value of the stock on the date the shares were issued (July 21, 2015). The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, to sophisticated investors who are also "accredited investors" within the meaning of Rule 501 (a) under the Securities Act, had access to the type of information normally provided in a prospectus for a registered securities offering; and had agreed not to resell or distribute the securities to the public.

On August 5, 2015, the Company issued 250,000 unregistered common shares to a non-related service provider pursuant to a consulting services agreement. The shares were valued at $40,000 based on the fair market value of the stock on the date the shares were issued. The shares were issued pursuant to the exemption from registration provided by Section 4 (a)(2) of the Securities Act of 1933.

On October 26, 2015, the Company issued an aggregate of 3,000,000 common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $300,000. Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant.  One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, to sophisticated investors who are also "accredited investors" within the meaning of Rule 501 (a) under the Securities Act, had access to the type of information normally provided in a prospectus for a registered securities offering; and had agreed not to resell or distribute the securities to the public.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1(1)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1(1)

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

3.2	Bylaws	SB-2	August 31, 2007	3.2

3.2(1)	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.2(1)

3.2(2)	Amended Bylaws dated September 4, 2014	8-K	September 5, 2014	3.2(2)

10.2	Secured Promissory Note dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.3

10.4	Common Stock Purchase Warrant dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.4

10.5	Amendment to Secured Promissory Note dated October 9, 2014	8-K	October 15, 2014	10.5

10.6	Agreement and Plan of Merger by and among MeeMee Media Inc, All Screens Media LLC. And the Holders of the Membership Interests of All Screens Media LLC dated May 19, 2015.	8-K	May 22, 2015	10.6

10.8	Employment Agreement dated May 19, 2015 with Denis Barry (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.8

10.9	Employment Agreement dated May 19, 2015 with Peter Heumiller (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.9

10.10	Employment Agreement dated May 19, 2015 with Howard Sichel (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.10

10.11	Promissory Note dated May 19, 2015 with All Screens Media LLC (filed as Exhibit C to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.11

10.12	Security Agreement dated May 19, 2015 with All Screens Media LLC (filed as Exhibit D to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.12

31.1	Certification of Principal Executive Officer pursuant to 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 17th day of December 2015.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer and Director

BY:	/s/ MARTIN DOANE
Martin Doane, President, Principal Financial Officer, Treasurer, Secretary and Director