Form 10-Q
period 2016-01-31
MeeMee Media Inc.
filed 2016-04-12
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]  NO [   ]

At April 8, 2016, the Registrant had 40,075,000 common shares outstanding.

MEEMEE MEDIA INC.

Index to Form 10-Q
For the Quarterly Period Ended January 31, 2016

MEEMEE MEDIA INC.
 BALANCE SHEET
(Expressed in US Dollars)

	January 31,	July 31,
	2016	2015
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$61,986	$3,238
Pre-paid	6,250	-
Loans receivable	-	91,039
Advances	430,000	155,000
	$498,236	$249,277

ECA License	189,913	189,913
Total Assets	$688,149	$439,190

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$243,388	$293,452
Deferred revenues	157,481	-
Convertible Promissory notes & Convertible Loans payable (net of debt discounts)	1,437,575	1,174,941
Due to related parties	556,322	517,294

Total Liabilities	$2,394,766	$1,985,687

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value Issued and outstanding: 40,075,000 and 36,825,000 as of 01/31/16 and 07/31/15 respectively	$40,075	$36,825

Additional Paid-in Capital	2,540,836	2,204,086

Accumulated Deficit	(4,287,528)	(3,787,408)

Total Stockholders' Deficit	(1,706,617)	(1,546,497)

Total Liabilities and Stockholders' Equity (Deficit)	$688,149	$439,190

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2016	2015	2016	2015

EXPENSES

Operating Expenses
Advertising, marketing and promotion	26,484	-	47,840	-
General and administrative expenses	39,947	21,771	107,522	69,681
Commission	40,401	-	58,139	-
Consulting fees and outside services	45,801	15,000	89,680	132,500
Shareholder relations	3,468	-	18,218	-
Due Diligence	-	-	-	82,337
Total Expenses	156,101	36,771	321,399	284,518

NET LOSS FROM OPERATIONS	$(156,101)	$(36,771)	$(321,399)	$(284,518)

Other income/expenses
Foreign currency translation gain (loss)	(37)	(3,535)	(50)	(8,269)
Write down of bad debt	(91,039)	-	(91,039)	-
Interest and miscellaneous income	-	3,810	-	7,620
Interest expense and financing costs	(39,759)	(37,906)	(87,634)	(75,812)
	(130,835)	(37,631)	(178,723)	(76,461)

NET (LOSS) INCOME	$(286,936)	$(74,402)	$(500,122)	$(360,979)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	40,075,000	33,375,000	38,659,699	33,375,000

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	For the Six Months Ended January 31,
	2016	2015
OPERATING ACTIVITIES
Net (loss)	$(500,122)	$(360,979)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	-
Interest expense	87,634	-
Stock issued for services rendered by consultants	-	-

Changes in assets and liabilities
- Increase (decrease) in accounts payable - related party	39,028	43,234
- (Increase) decrease in accrued interest receivable	-	48,848
- Increase (decrease) in accounts payable	(50,064)	82,402
- (Increase) decrease in accounts receivable	-	(11,030)
- Increase (decrease) in deferred revenues	157,481	-
- Increase (decrease) in prepaid expenses	6,250	25,000
Net Cash (used by) Operating Activities	(259,793)	(172,525)

INVESTING ACTIVITIES
Issuance of Loan Receivable	253,541	-
Advances to All Screen Media	(275,000)	-
Net Cash Used By Investing Activities	(21,459)	-

FINANCING ACTIVITIES
Issuances of common stock	340,000	-
Shareholder deposits	-	-
Increase (decrease) in note payable	-	26,964
Net Cash Provided By Financing Activities	340,000	26,964

NET CHANGE IN CASH	58,748	(145,561)
	-
CASH AND CASH EQUIVALENTS- Beginning of Period	3,238	153,784

CASH AND CASH EQUIVALENTS - End of Period	$61,986	$8,223

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

NOTE 1.                                 CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2015 audited financial statements.  The results of operations for the period ended January 31, 2016 are not necessarily indicative of the operating results for the full year.

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

In connection with the Merger Agreement, the Company and ASM entered into a Secured Promissory Note dated May 19, 2015 (the "Promissory Note").  The Promissory Note provides that the Company will fund ASM a total of up to $900,000 in increments of no less than $225,000 on or earlier than each of June 15, 2015, July 15, 2015 and August 15, 2015, and September 15, 2015.  As at January 31, 2016 an aggregate of $430,000 has been paid.  Although the Company has not complied fully with the terms of the merger agreement with ASM to provide the full funding amount of $900,000 by September 15, 2015, the parties remain committed to the agreement and MeeMee intends to fulfil and complete all the terms and conditions to close the merger agreement as contemplated.

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
January 31, 2016
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

At January 31, 2016 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of January 31, 2016, the Company has accumulated losses of ($4,287,528) since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

NOTE 4.                                 RECENT PRONOUNCEMENTS

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

NOTE 5.                                 STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

Opening Balance, July 31, 2015	36,825,000

Common shares issued during the period	3,250,000

Closing Balance, January 31, 2016	40,075,000

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
January 31, 2016
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

Warrants

On February 3, 2014 the Company entered into a Secured Promissory Note, a Security Agreement and a Common Stock Purchase Warrant (the "February 2014 Warrant") with an accredited investor.  The February 2014 Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company's common stock to the Holder with a 5 year term at an exercise price of $0.50 per share. The fair value of the warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.07%, volatility factor of 506.18%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the February 2014 Warrants in the amount of $107,144, which was recorded as a discount and amortized over the life of the Note.

Effective October 9, 2014, the Company amended the Secured Promissory Note and the February 2014 Warrant  (the "First Amendment") so that (i) the exercise price under the February 2014 Warrant was reduced from $0.50 per share to $0.25 per share, and (ii) the exercise price under the February 2014 Warrant may be further reduced to a reset price as follows: if the average of the closing prices of the Company common stock for the fifteen trading days after October 31, 2014 is less than $0.25 per share, than the exercise price shall be reset to such less price.

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
January 31, 2016
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
January 31, 2016
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

NOTE 6.                                  RELATED PARTY TRANSACTIONS

As at January 31, 2016, an aggregate of $556,322 (July 31, 2015 - $517,294) is owed to related parties. $194,485 is owed to a former director and officer for unpaid salary, $336,837 is owed to a current director and officer for unpaid salary and $25,000 is owed to a company controlled by a current officer and director for funds advanced.  As at January 31, 2016, an aggregate of $45,000 (July 31, 2015 - $157,500) was recorded as consulting fees for consulting services rendered by the officers of the Company.

NOTE 7.                                 NOTES PAYABLE

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement and Common Stock Purchase Warrant (the "February 2014 Warrant") with an accredited investor (the "Holder").

The Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable thereunder, shall be due and payable on the date which is the first to occur between (i) the closing of the Company's previously announced acquisition of a Latin American mobile services target (the "Acquisition"); or (ii) six (6) months after the date of the Note.

The amount of outstanding principal under the Note bears interest at a rate of one percent (1%) per month; provided, however, upon the occurrence of an uncured event of default under the Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Holder.  The obligations of the Company under the Note are secured pursuant to the terms of the Security Agreement, which grants the Holder a first-priority security interest and lien against the Company's assets.

On October 9, 2014, the Company amended the Secured Promissory Note so that (i) the maturity date of the Note was extended from August 3, 2014 to August 3, 2015 and (ii) all interest due under the Note as of August 3, 2014 was capitalized.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

NOTE 7.                                 NOTE PAYBLE (continued)

On March 5, 2015, the Company entered into a second amendment (the "Second Amendment") to the Secured Promissory Note of February 3, 2014 (the "Note").  The Second Amendment amended the Note and the first amendment to the Note of October 9, 2014 (the "First Amendment") to include a section allowing for the conversion of the Note by the Holder.  The conversion feature in the Second Amendment grants the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Note at any time or times by delivering to the Company a duly executed facsimile copy of a notice of conversion. The conversion price per share of the Common Stock under the Second Amendment is ten cents ($0.10), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company. On the maturity date, all interest due under the Note as of August 3, 2015 was capitalized and all terms under the Note continue to remained in effect with the same conditions as contemplated under the Second Amendment.

Subsequent to the end of the reporting period ended January 31, 2016, the Company entered into a third amendment to the Secured Promissory Note of February 3, 2014. Please refer to Note 9. Subsequent Events for details.

NOTE 8.                                 LOAN RECEIVABLE

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party.  The loan beared an interest amount equal to $2,000 plus an administration fee of $1,500, which was due on March 4, 2014.  To date $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD was extended to June 30, 2014 (the "Due Date") and beared an amended interest rate of 2% principal per month, effective from February 5, 2014 and was payable in full together with the balance of the principal on the Due Date.  Interest of 2% per month would continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date.  Furthermore, the loan was subject to an additional late payment penalty of $2,500 on the Due Date.

During the quarter ended January 31, 2016, the balance of the loan receivable was reclassified and written down as a bad debt as the Company has been unable to collect the funds.

NOTE 9.                                  SUBSEQUENT EVENTS

On April 6, 2016, the Company entered into a third amendment (the "Third Amendment") to the Secured Promissory Note of February 3, 2014 (the "Note") so that the maturity date of the Note was extended from August 3, 2015 to August 4, 2017 and all interest due under the Note as of August 3, 2015 was capitalized.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

NOTE 9.                                 SUBSEQUENT EVENTS (continued)

The Third Amendment amended the Note, the first amendment to the Note dated October 9, 2014 (the "First Amendment") and the second amendment to the Note of March 5, 2015 (the "Second Amendment") to include a section allowing for the adjustment of the conversion price granting the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Note at any time or times at a conversion price per share of six cents ($0.06) per Common Share, subject to adjustment as provided in the Second Amendment.  The amount of outstanding principal under the Note continues to bear interest at a rate of one percent (1%) per month and the Company and the Holder agree that all accrued interest shall be added to the principal balance of the secured Note such that the principal amount of the secured Note as of the date of the Third Amendment is US $1,187,200.   Furthermore, the Third Amendment also provided for the issuance of an additional Common Stock Purchase Warrant dated April 6, 2016 (the "April 2016 Warrant") to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $0.10 per share (subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company) with a five (5) year term pursuant to a Warrant Agreement as well as the issuance of 2,000,000 common shares as an inducement fee for the extension.

On April 6, 2016, the Company entered into a second Secured Promissory Note (the "Second Note") in the amount of $175,000 with the same Accredited Investor as the Note dated February 3, 2014.  The Second Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable thereunder, shall be due and payable on October 14, 2016.  The amount of outstanding principal under the Second Note bears interest at a rate of ten percent (10%) per annum; provided, however, upon the occurrence of an uncured event of default under the Second Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Holder.  The obligations of the Company under the Second Note are secured pursuant to the terms of the Security Agreement dated February 3, 2014 between the Holder and the Company. The Second Note includes a section allowing for the conversion of the Second Note by the Holder granting the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Second Note at any time or times by delivering to the Company a duly executed facsimile copy of a notice of conversion. The conversion price per share of the Common Stock under the Second Note is six cents ($0.06), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

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

Our original business was to involve the design and marketing of women's intimate apparel.  Emphasis was on utilizing fabric and stitch design, which would not show through regular clothing as undergarments.  We were unsuccessful in our efforts to locate a suitable fabric, and as a result we have been seeking other viable business opportunities for the Company.

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

In connection with the Merger Agreement, the Company and ASM entered into a Secured Promissory Note dated May 19, 2015 (the "Promissory Note").  The Promissory Note provides that we will fund ASM a total of up to $900,000 in increments of no less than $225,000 on or earlier than each of June 15, 2015, July 15, 2015 and August 15, 2015, and September 15, 2015.  As at January 31, 2016 an aggregate of $430,000 has been paid.  Although the Company has not complied fully with the terms of the merger agreement with ASM to provide the full funding amount of $900,000 by September 15, 2015, the parties remain committed to the agreement and MeeMee intends to fulfil and complete all the terms and conditions to close the merger agreement as contemplated.

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

Liquidity and Capital Resources

At January 31, 2016, we had total current assets of $498,236 ($61,986 in cash, $6,250 in prepaids and $430,000 in advances paid to ASM pursuant to the Merger) against total liabilities of $2,394,766 compared to total current assets of $249,277 and total liabilities of $1,985,687 at July 31, 2015.  Net working capital was ($1,896,530) compared to ($1,736,410) at July 31, 2015.  We incurred a net loss of ($500,122) for the six months ending January 31, 2016 and an aggregate deficit since inception of ($4,287,528).

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.   During the six months ended January 31, 2016 we issued an aggregate of 3,000,000 common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $300,000.

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

As at January 31, 2016, an aggregate of $556,322 is owed to our officers and other related parties for services rendered.

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the "Note"), a Security Agreement (the "Security Agreement") and Common Stock Purchase Warrant (the "February 2014 Warrant") with an accredited investor (the "Holder").  The Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable thereunder, shall be due and payable on the date which is the first to occur between (i) the closing of the Company's previously announced acquisition of a Latin American mobile services target; or (ii) six (6) months after the date of the Note. The Company will repay the note through proceeds generated from private placements upon future rounds of financings.

The amount of outstanding principal under the Note bears interest at a rate of one percent (1%) per month; provided, however, upon the occurrence of an uncured event of default under the Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Holder.  The obligations of the Company under this Note are secured pursuant to the terms of the Security Agreement, which grants the Holder a first-priority security interest and lien against the Company's assets.  In connection with the Note, the Company granted the Investor 100,000 shares of Company common stock.

The February 2014 Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company's common stock to the Holder with a 5 year term at an exercise price of $0.50 per share. The February 2014 Warrant provides that, other than in connection with certain excepted issuances described in the Warrant, the $0.50 per share exercise price shall be reduced to any lower price issuance by the Company of any common stock or securities convertible into or exercisable directly or indirectly for shares of common stock.

Effective October 9, 2014, the Company amended the Note and the February 2014 Warrant so that (i) the maturity date of the Secured Note was extended from August 3, 2014 to August 3, 2015; (ii) all interest due under the Secured Note as of August 3, 2014 was capitalized; (iii) the exercise price under the February 2014 Warrant was reduced from $0.50 per share to $0.25 per share, and the exercise price under the February 2014 Warrant may be reduced to a reset price as follows: (a) if the average of the closing prices of the Company common stock for the fifteen trading days after October 31, 2014 is less than $0.25 per share, than the exercise price shall be reset to such less price; and (b) if the Company issues shares in an acquisition financing at a price per share less than $0.75 per share, then the exercise price shall be reduced to a price equal to the price per share in the financing multiplied by 0.333.  In connection with the Amendment, the Company also issued the Holder an additional Common Stock Purchase Warrant dated October 9, 2014 (the "October 2014 Warrant") to purchase up to 5,000,000 shares of Company common stock.  The October 2014 Warrant has a term of 5 years and an exercise price of $0.25 per share, subject to a reduction under the same reset conditions a provided in the February 2014 Warrant. Please refer to the Company's Current Report on Form 8-K filed on EDGAR October 15, 2014 for further details.

On March 5, 2015, the Company entered into a second amendment (the "Second Amendment") to the Secured Promissory Note of February 3, 2014 (the "Note").  The Second Amendment amended the Note and the first amendment to the Note of October 9, 2014 (the "First Amendment") to include a section allowing for the conversion of the Note by the Holder.  The conversion feature in the Second Amendment grants the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Note at any time or times by delivering to the Company a duly executed facsimile copy of a notice of conversion. The conversion price per share of the Common Stock under the Second Amendment is ten cents ($0.10), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.   On the maturity date, all interest due under the Note as of August 3, 2015 was capitalized and all terms under the Note continued to remain in effect with the same conditions as contemplated under the Second Amendment.

Subsequent to the end of the reporting period covered under this current report on Form 10-Q, the Company entered into a third amendment (the "Third Amendment") to the Secured Promissory Note of February 3, 2014 (the "Note") so that the maturity date of the Note was extended from August 3, 2015 to August 4, 2017 and all interest due under the Note as of August 3, 2015 was capitalized.

The Third Amendment amended the Note, the first amendment to the Note dated October 9, 2014 (the "First Amendment") and the second amendment to the Note of March 5, 2015 (the "Second Amendment") to include a section allowing for the adjustment of the conversion price granting the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Note at any time or times at a conversion price per share of six cents ($0.06) per Common Share, subject to adjustment as provided in the Second Amendment.  The amount of outstanding principal under the Note continues to bear interest at a rate of one percent (1%) per month and the Company and the Holder agree that all accrued interest shall be added to the principal balance of the secured Note such that the principal amount of the secured Note as of the date of the Third Amendment is US $1,187,200.  Furthermore, the Third Amendment also provided for the issuance of an additional Common Stock Purchase Warrant dated April 6, 2016 (the "April 2016 Warrant") to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $0.10 per share (subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company) with a two (2) year term pursuant to a Warrant Agreement as well as the issuance of 1,500,000 common shares as an inducement fee for the extension.

On April 6, 2016, the Company entered into a second Secured Promissory Note (the "Second Note") in the amount of $175,000 with the same Accredited Investor as the Note dated February 3, 2014.  The Second Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable thereunder, shall be due and payable on October 14, 2016.  The amount of outstanding principal under the Second Note bears interest at a rate of eight percent (8%) per annum; provided, however, upon the occurrence of an uncured event of default under the Second Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Holder.  The obligations of the Company under the Second Note are secured pursuant to the terms of the Security Agreement dated February 3, 2014 between the Holder and the Company. The second Note includes a section allowing for the conversion of the Second Note by the Holder granting the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Second Note at any time or times by delivering to the Company a duly executed facsimile copy of a notice of conversion. The conversion price per share of the Common Stock under the Second Note is six cents ($0.06), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party.  The loan beared an interest amount equal to $2,000 plus an administration fee of $1,500, which was due on March 4, 2014.  To date $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD was extended to June 30, 2014 (the "Due Date") and beared an amended interest rate of 2% principal per month, effective from February 5, 2014 and is payable in full together with the balance of the principal on the Due Date.  Interest of 2% per month would continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date.  Furthermore, the loan was subject to an additional late payment penalty of $2,500 on the Due Date.  As of the date of this Quarterly Report on Form 10-Q, the loan is in default and the Company has been unable to collect the funds. Due to the uncertainty, the Company has written down the loan receivable as a bad debt.

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

Results of Operations

For the three months ended January 31, 2016 and 2015

We did not generate any revenues during the three-month periods ended January 31, 2016 and 2015.

During the three-month periods ended January 31, 2016 we had a net loss of ($286,936) compared to a net loss of ($74,402) for the three-month period ended January 31, 2015.  The change is explained below.

Operating Expenses: During the three months ended January 31, 2016, we incurred expenses of $26,484 for the advertising, marketing and promotion of the ECA World Fitness Alliance 2016 fitness conference (January 31, 2015 – nil) and $40,401 in commission paid to the sole owner of ECA per the Licence Agreement (January 31, 2015 – nil).  Consulting fees were $45,801 ($15,000 – January 31, 2015) for consulting and related fees owed to our officers and various consultants for professional services rendered to the Company.  General and administrative expenses were  $39,947 ($21,771 –January 31, 2015) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, office utilities and communication fees, travel and entertainment, bank and foreign exchange fees and general office expenses.  Shareholder relations fees were $3,468 (January 31, 2015 - $nil) for investor relations services and for the maintenance of the Company's website.

In the three months ended January 31, 2016, the Company's operating expenses were greater as a result of incurring the operating expenses of ECA World Fitness Alliance per the License Agreement.

Through the three months ended January 31, 2016 the Company recorded ($39,759) in interest expense and financing costs related to a promissory note entered into during fiscal 2014  ($37,906– January 31, 2015).  Foreign currency translation loss of  ($37) was recorded during the three months ended January 31, 2016 (($3,535) – January 31, 2015).

During the three months ended January 31, 2015, the Company recorded $3,810 as interest income from interest fees charged against a loan receivable.  However, during the three month period ended January 31, 2016, the Company ceased to accrue additional interest on the loan and decided to write down the balance of the loan receivable, ($91,039) as bad debt.

For the six months ended January 31, 2016 and 2015

We had a net loss of ($500,122) for the six months ended January 31, 2016 compared to a net loss of ($360,979) for the six-month period ended January 31, 2015.

Operating Expenses: During the six months ended January 31, 2016, we incurred expenses of $47,840 for the advertising, marketing and promotion of the ECA World Fitness Alliance 2016 fitness conference (January 31, 2015 – nil) and $58,139 in commission paid to the sole owner of ECA per the Licence Agreement (January 31, 2015 – nil).  Consulting fees were $89,680 ($132,500 – January 31, 2015) for consulting and related fees owed to our officers and various consultants for professional services rendered to the Company.  General and administrative expenses were  $107,522 ($69,681 –January 31, 2015) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, office utilities and communication fees, travel and entertainment, bank and foreign exchange fees and general office expenses.  Shareholder relations fees were $18,218 (January 31, 2015 - $nil) for investor relations services and for the maintenance of the Company's website.  During the six months ended January 31, 2015, the Company incurred due diligence fees of $82,337 associated with the investigation of a former prospective merger with a Latin American mobile content and services company.

During the six months ended January 31, 2016 the Company recorded ($87,634) in interest expense and financing costs related to a promissory note entered into during fiscal 2014 ($75,812 – January 31, 2015).  Interest income was $nil compared to $7,620 at January 31, 2015 for interest fees charged against a loan receivable, as the Company ceased to accrue additional interest on the loan and decided to write down the balance of the loan receivable, ($91,039) as bad debt during the six months ended January 31, 2016.  Foreign currency translation loss of ($50) was recorded during the six months ended January 31, 2016 (($8,269) – January 31, 2015).

During the six months ended January 31, 2016, the Company's operating expenses were greater as a result of incurring the operating expenses of ECA World Fitness Alliance per the License Agreement.

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

Off-Balance Sheet Arrangements

At January 31, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of January 31, 2016.

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of January 31, 2016, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

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

As of January 31, 2016 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

During the period ended January 31, 2016, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

ITEM 3.                                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                 OTHER INFORMATION

None.

ITEM 6.                                 EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Exhibits:
		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1(1)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1(1)

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

3.2	Bylaws	SB-2	August 31, 2007	3.2

3.2(1)	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.2(1)

3.2(2)	Amended Bylaws dated September 4, 2014	8-K	September 5, 2014	3.2(2)

10.2	Secured Promissory Note dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.3

10.4	Common Stock Purchase Warrant dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.4

10.5	Amendment to Secured Promissory Note dated October 9, 2014	8-K	October 15, 2014	10.5

10.6	Agreement and Plan of Merger by and among MeeMee Media Inc, All Screens Media LLC. And the Holders of the Membership Interests of All Screens Media LLC dated May 19, 2015.	8-K	May 22, 2015	10.6

10.8	Employment Agreement dated May 19, 2015 with Denis Barry (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.8

10.9	Employment Agreement dated May 19, 2015 with Peter Heumiller (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.9

10.10	Employment Agreement dated May 19, 2015 with Howard Sichel (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.10

10.11	Promissory Note dated May 19, 2015 with All Screens Media LLC (filed as Exhibit C to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.11

10.12	Security Agreement dated May 19, 2015 with All Screens Media LLC (filed as Exhibit D to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.12

10.13	Exclusive Agreement by and among MeeMee Media Inc., ECA World Fitness Alliance and Carol Scott dated July 17, 2015.	8-K	July 22, 2015	10.13

10.14	Consulting Agreement dated July 17, 2015 with Carol Scott (filed as Exhibit B to the Exclusive License Agreement filed as Exhibit 10.13)	8-K	July 22, 2015	10.14

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 8th day of April 2016.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer and Director

BY:	/s/ MARTIN DOANE
Martin Doane, President, Principal Financial Officer, Treasurer, Secretary and Director