Form 10-Q
period 2016-04-30
MeeMee Media Inc.
filed 2016-07-26
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

At July 12, 2016, the Registrant had 42,075,000 common shares outstanding.

MEEMEE MEDIA INC.

Index to Form 10-Q
For the Quarterly Period Ended April 30, 2016

MEEMEE MEDIA INC.
BALANCE SHEET
(Expressed in US Dollars)

	April 30,	July 31,
	2016	2015
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$97,539	$3,238
Pre-paid	4,375	-
Loans receivable	-	91,039
Convertible Advances	430,000	155,000
	$531,914	$249,277

ECA License	189,913	189,913
Total Assets	$721,827	$439,190

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$351,729	$293,452
Deferred revenues	-	-
Convertible Promissory Notes & Loans Payable (net of discounts)	-	1,174,941
Due to related parties	578,822	517,294
	$930,551	$1,985,687
Long Term Liabilities:
Convertible Promissory notes & Convertible Loans payable (net of debt discounts)	1,438,384	-

Total Liabilities	$2,368,935	$1,985,687

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock Authorized: 150,000,000 shares authorized with a $0.001 par value Issued and outstanding: 40,075,000 and 36,825,000 as of 04/30/16 and 07/31/15 respectively	$40,075	$36,825

Stock Payable	2,000	-

Additional Paid-in Capital	2,680,247	2,204,086

Accumulated Deficit	(4,369,430)	(3,787,408)

Total Stockholders' Deficit	(1,647,108)	(1,546,497)

Total Liabilities and Stockholders' Equity (Deficit)	$721,827	$439,190

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2016	2015	2016	2015

INCOME
ECA World Fitness Event New York City	344,293	-	344,293	-
Event Costs	(145,741)	-	(145,741)	-

NET REVENUES:	198,552	-	198,552	-

EXPENSES

Operating Expenses
Advertising, marketing and promotion	8,597	-	56,437	-
General and administrative expenses	48,602	32,606	111,124	102,287
Commission	44,969	-	103,108	-
Consulting fees and outside services	62,404	15,000	197,084	147,500
Shareholder relations	500	-	18,718	-
Due Diligence	-	7,823	-	90,160
Total Expenses	165,071	55,429	486,470	339,947

NET LOSS FROM OPERATIONS	$33,482	$(55,429)	$(287,917)	$(339,947)

Other income/expenses
Foreign currency translation gain (loss), miscellaneous	1,869	(973)	1,818	(7,296)
Write down of bad debt	-	-	(91,039)	-
Interest and miscellaneous income	(47,250)	4,948	(134,884)	12,568
Interest expense and financing costs	(70,000)	(132,243)	(70,000)	(208,055)
	(115,381)	(126,322)	(294,105)	(202,783)

NET (LOSS) INCOME	$(81,900)	$(181,751)	$(582,022)	$(542,730)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.0)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	40,075,000	33,393,015	39,126,282	33,393,015

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	For the Nine Months Ended April 30,
	2016	2015
OPERATING ACTIVITIES
Net (loss)	$(582,022)	$(542,730)

Adjustments to reconcile net loss to net cash used in operating activities:
- Bad debt	91,039	-
- Warrants and common stock issued for convertible debt	203,265	-
- Modification of warrants issued for convertible debt	1,589	-
Changes in operating assets and liabilities:
- Increase (decrease) in accounts payable - related party	-	58,234
- Increase (decrease) in accounts payable	58,277	108,694
- (Increase) decrease in accounts receivable	-	(15,978)
- Increase (decrease) in accrued interest		208,055
- Increase (decrease) in deferred revenues	-	-
- Increase (decrease) in prepaid expenses	(4,375)	(15,000)
Net Cash (used by) Operating Activities	(232,227)	(198,725)

INVESTING ACTIVITIES
Advances to All Screen Media	(275,000)	-
Net Cash Used By Investing Activities	(275,000)	-

FINANCING ACTIVITIES
Increase (decrease) in note payable
Increase (decrease) in due to related parties	200,000	-
Decrease in due to related parties	61,528	-
Issuances in common stock	340,000	55,000
Net Cash Provided By Financing Activities	601,528	55,000

NET CHANGE IN CASH	94,301	(143,725)
	-
CASH AND CASH EQUIVALENTS- Beginning of Period	3,238	153,784

CASH AND CASH EQUIVALENTS - End of Period	$97,539	$10,059

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016
(Unaudited)

NOTE 1.                          CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2015 audited financial statements.  The results of operations for the period ended April 30, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2.                          RECENT DEVELOPMENTS

AGREEMENT AND PLAN OF MERGER WITH ALL SCREENS MEDIA, LLC

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

On May 2, 2016 the Secured Promissory Note was amended so that the Principal Amount of the Note became to Six Hundred Seventy Five Thousand Dollars ($675,000).  Section 3.1 of the Note, the Funding Schedule was amended to state that the Holder shall advance to Debtor a total of no less than $675,000 under the Note on or before May 6, 2016.  The full amount of $675,000 as required under the Funding Schedule was advanced and that condition has been met.

The May 21, 2015 Agreement and Plan of Merger with All Screens Media also provided that upon the closing of the Merger Agreement, the Company shall issue 10,000,000 restricted shares of common stock to the ASM Members, and up to an additional 5,000,000 restricted shares of common stock to the ASM Members subject the achievement of certain 12 and 24 month EBITDA thresholds to be mutually agreed upon prior to the closing.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016
(Unaudited)

NOTE 2.                          RECENT DEVELOPMENTS (continued)

AGREEMENT AND PLAN OF MERGER WITH ALL SCREENS MEDIA, LLC (continued)

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

On May 2, 2016,  the effect on Capital Stock – Section 2.1(a) was deleted and replaced with a provision for the conversion of all ASM Interests at the time of the Merger into Seventeen Million Five Hundred Thousand (17,500,000) fully paid and non-assessable shares of MeeMee Common Stock.  Section 2.1(d) was deleted and replaced with a provision to allocate and additional Seventeen Million Five Hundred Thousand (17,500,000) shares of MeeMee Common Stock as incentive bonus stock to be issued upon achievement of certain criteria. The Amendment amended the Merger Agreement to a Closing Date of August 31, 2016.

EXCLUSIVE LICENSE AGREEMENT WITH ECA WORLD FITNESS ALLIANCE

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

At April 30, 2016 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016
(Unaudited)

NOTE 3.                          GOING CONCERN (continued)

As of April 30, 2016, the Company has accumulated losses of ($4,369,430) since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

In April 2015, the FASB issued its final standard on simplifying the presentation of debt issue costs. This standard, issued as ASU 2015-03, requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. This update is effective for financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company has adopted those standards and does not expect the impact of such changes on the financial statements to be material.

NOTE 5.                          STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

Opening Balance, July 31, 2015	36,825,000

Common shares issued during the period	3,250,000

Closing Balance, April 30, 2016	40,075,000

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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016
(Unaudited)

NOTE 5.                          STOCKHOLDERS' EQUITY (continued)

Warrants

On February 3, 2014 the Company entered into a Secured Promissory Note, a Security Agreement and a Common Stock Purchase Warrant (the "February 2014 Warrant") with an accredited investor.  The February 2014 Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company's common stock to the Holder with a 5 year term at an exercise price of $0.50 per share. The fair value of the warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.07%, volatility factor of 506.18%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the February 2014 Warrants in the amount of $107,144, which was recorded as a discount and amortized over the life of the Note.  On April 6, 2016, the Company and the Holder agreed to reduce the exercise price of the warrants to $0.06 while the rest of the terms remained the same.  The Company recorded the incremental value for the modification of the award and recorded an expense of $741.

Effective October 9, 2014, the Company amended the Secured Promissory Note and the February 2014 Warrant  (the "First Amendment") so that (i) the exercise price under the February 2014 Warrant was reduced from $0.50 per share to $0.25 per share, and (ii) the exercise price under the February 2014 Warrant may be further reduced to a reset price as follows: if the average of the closing prices of the Company common stock for the fifteen trading days after October 31, 2014 is less than $0.25 per share, than the exercise price shall be reset to such less price.  On April 6, 2016, the Company and the Holder agreed to reduce the exercise price of the warrants to $0.06 while the rest of the terms remained the same.  The Company recorded the incremental value for the modification of the award and recorded an expense of $606.

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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016
(Unaudited)

NOTE 5.                          STOCKHOLDERS' EQUITY (continued)

Warrants (continued)
On April 6, 2016, the Company and the Holder agreed to reduce the exercise price of the warrants to $0.06 while the rest of the terms remained the same.  The Company recorded the incremental value for the modification of the award and recorded an expense of $242.

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

On April 6, 2016, the Company entered into a third amendment (the "Third Amendment") to the Secured Promissory Note of February 3, 2014 (the "Note") so that the maturity date of the Note was extended from August 3, 2015 to December 31, 2017 and all interest due under the Note as of August 3, 2015 was capitalized.

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

Furthermore, the Third Amendment also provided for the issuance of an additional Common Stock Purchase Warrant dated April 6, 2016 (the "April 2016 Warrant") to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $0.06 per share with a five (5) year term pursuant to a Warrant Agreement as well as the issuance of 2,000,000 common shares as an inducement fee for the extension. The fair value of the April 2016 Warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.22%, volatility factor of 276%, and a weighted average expected life of 5 years. The Company assigned a relative fair market value to the April 2016 Warrants in the amount of $69,822, which was recorded as a discount and amortized over the remaining life of the Note.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016
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

NOTE 6.                          RELATED PARTY TRANSACTIONS

As at April 30, 2016, an aggregate of $578,822 (July 31, 2015 - $517,294) is owed to related parties. $194,485 is owed to a former director and officer for unpaid salary, $359,337 is owed to a current director and officer for unpaid salary and $25,000 is owed to a company controlled by a current officer and director for funds advanced.  As at April 30, 2016, an aggregate of $67,500 (July 31, 2015 - $157,500) was recorded as consulting fees for consulting services rendered by the officers of the Company.

NOTE 7.                          CONVERTIBLE NOTES PAYABLE

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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016
(Unaudited)

NOTE 7.                          CONVERTIBLE NOTES PAYABLE (continued)

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

On April 6, 2016, the Company entered into a third amendment (the "Third Amendment") to the Secured Promissory Note of February 3, 2014 (the "Note") so that the maturity date of the Note was extended from August 3, 2015 to December 31, 2017 and all interest due under the Note as of August 3, 2015 was capitalized.

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

On April 6, 2016, the Company entered into an additional Secured Promissory note in the principal amount of $25,000 with KF Business Ventures, LP (the "$25,000 Note").

The $25,000 Note provides that the note will accrue interest at the rate of 10% per annum and will mature on December 31, 2017.  The $25,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.06 per share.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016
(Unaudited)

NOTE 8.                          LOAN RECEIVABLE

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party.  The loan bore an interest amount equal to $2,000 plus an administration fee of $1,500, which was due on March 4, 2014.  To date $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD was extended to June 30, 2014 (the "Due Date") and bore an amended interest rate of 2% principal per month, effective from February 5, 2014 and was payable in full together with the balance of the principal on the Due Date.  Interest of 2% per month would continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date.  Furthermore, the loan was subject to an additional late payment penalty of $2,500 on the Due Date.

During the previous quarter ended January 31, 2016, the balance of the loan receivable was reclassified and written down as a bad debt as the Company has been unable to collect the funds.

NOTE 9.                          SUBSEQUENT EVENTS

AMENDMENT TO THE AGREEMENT AND PLAN OF MERGER WITH ALL SCREENS MEDIA, LLC.

Effective May 2, 2016, MeeMee Media, Inc. (the "Company") entered into an amendment (the "Amendment") to the Agreement and Plan of Merger (the "Merger Agreement") and the Secured Promissory Note (the "Note") both dated May 19, 2015 with All Screens Media, LLC, a Nevada limited liability company ("ASM") and the holders of 100% of the membership interests of ASM.  The Amendment amended certain terms of the Merger Agreement and Note as follows:

Secured Promissory Note - The Principal Amount of the Note was amended to Six Hundred Seventy Five Thousand Dollars ($675,000).  Section 3.1 of the Note, the Funding Schedule was amended to state that the Holder shall advance to Debtor a total of no less than $675,000 under the Note on or before May 6, 2016.  The full amount of $675,000 as required under the Funding Schedule was advanced and that condition has been met.

Under the May 1, 2016 Amendment, the Capital Stock under Section 2.1(a) was deleted and replaced with a provision for the conversion of all ASM Interests at the time of the Merger into Seventeen Million Five Hundred Thousand (17,500,000) fully paid and non-assessable shares of MeeMee Common Stock.  Section 2.1(d) was deleted and replaced with a provision to allocate and additional Seventeen Million Five Hundred Thousand (17,500,000) shares of MeeMee Common Stock as incentive bonus stock to be issued upon achievement of certain criteria.

The Amendment amended the Merger Agreement to a Closing Date of August 31, 2016.

ADDITIONAL SECURED PROMISSORY NOTE FOR $250,000

On May 6, 2016, the Company entered into an additional Secured Promissory note in the principal amount of $250,000 with KF Business Ventures, LP (the "$250,000 Note").

The $250,000 Note provides that the note will accrue interest at the rate of 10% per annum and will mature on December 31, 2017.  The $250,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.06 per share.

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

In connection with the Merger Agreement, the Company and ASM entered into a Secured Promissory Note dated May 19, 2015 (the "Promissory Note").  The Promissory Note provides that we will fund ASM a total of up to $900,000 in increments of no less than $225,000 on or earlier than each of June 15, 2015, July 15, 2015 and August 15, 2015, and September 15, 2015.  As at April 30, 2016 an aggregate of $430,000 has been paid.

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

On May 2, 2016, MeeMee Media, Inc. (the "Company") entered into an amendment (the "Amendment") to the Agreement and Plan of Merger (the "Merger Agreement") and the Secured Promissory Note (the "Note") both dated May 19, 2015 with All Screens Media, LLC, a Nevada limited liability company ("ASM") and the holders of 100% of the membership interests of ASM.  The Amendment amended certain terms of the Merger Agreement and Note as follows:
Secured Promissory Note - The Principal Amount of the Note was amended to Six Hundred Seventy Five Thousand Dollars ($675,000).  Section 3.1 of the Note, the Funding Schedule was amended to state that the Holder shall advance to Debtor a total of no less than $675,000 under the Note on or before May 6, 2016.  The full amount of $675,000 as required under the Funding Schedule was advanced and that condition has been met.

Effect on Capital Stock – Section 2.1(a) was deleted and replaced with a provision for the conversion of all ASM Interests at the time of the Merger into Seventeen Million Five Hundred Thousand (17,500,000) fully paid and non-assessable shares of MeeMee Common Stock.  Section 2.1(d) was deleted and replaced with a provision to allocate and additional Seventeen Million Five Hundred Thousand (17,500,000) shares of MeeMee Common Stock as incentive bonus stock to be issued upon achievement of certain criteria.

Termination – The Amendment amended the Merger Agreement to a Closing Date of August 31, 2016.

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

ECA is a 25 year old fitness and lifestyle brand that, among other things, runs the oldest fitness trade show on the East Coast of the United States. The ECA license was accquired for the business purpose of synergizing its reach, its mailing list, its connections with fitness modalitie, trainers and fitness consumers around the world with ASM's business model and vice versa.  Among other things, ECA will be launching a 365 day per year virtual trade show online.  The physical New York trade show business itself was only one element of the ECA acquisition thesis.  While ECA suffered a down show year in April 2016, that was more because the Company was concentrating on other elements of the ECA gameplan and not the physical trade show.  For next year's event we expect the trade show business to recapture past years' successes, while adding significant revenue from the digital channels we will have put in place once the ASM merger has been completed.

We have no employees and own no property. We currently maintain office space located at 6630 West Sunset Boulevard, Los Angeles, CA 90027.  There is no lease arrangement for the office space. We are on a month-by-month, as needed basis.

Liquidity and Capital Resources

At April 30, 2016, we had total current assets of $531,914 ($97,539 in cash, $4,375 in prepaids and $430,000 in advances paid to ASM pursuant to the Merger) against total current liabilities of $930,551 compared to total current assets of $249,277 and total current liabilities of $1,985,687 at July 31, 2015.  As the Convertible Promissory notes and Loans payable now have a maturity date of December 31, 2017, those amounts have been reclassified as long term debt for the ended April 30, 2016.  The working capital deficit was ($398,636) compared to ($1,736,410) at July 31, 2015, again, due primarily to the reclassification of the notes and loans to long term.  We incurred a net loss of ($582,022) for the nine months ending April 30, 2016 and an aggregate deficit since inception of ($4,369,430).

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  During the nine months ended April 30, 2016 we issued an aggregate of 3,000,000 common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $300,000 and 250,000 common shares to a non-related service provider pursuant to a consulting services agreement at a deemed value of $40,000.

During the next twelve months we expect to continue to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.  Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.

As at April 30, 2016, an aggregate of $578,822 is owed to our officers and other related parties for services rendered.

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

Also on April 6, 2016, the Company entered into an additional Secured Promissory note in the principal amount of $25,000 with KF Business Ventures, LP (the "$25,000 Note").  The $25,000 Note provides that the note will accrue interest at the rate of 10% per annum and will mature on December 31, 2017.  The $25,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.06 per share.

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party.  The loan bore an interest amount equal to $2,000 plus an administration fee of $1,500, which was due on March 4, 2014.  $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD was extended to June 30, 2014 (the "Due Date") and bore an amended interest rate of 2% principal per month, effective from February 5, 2014 and is payable in full together with the balance of the principal on the Due Date.  Interest of 2% per month would continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date.  Furthermore, the loan was subject to an additional late payment penalty of $2,500 on the Due Date.  During the previous quarter the Company deemed the debt to be uncollectible and wrote down the loan receivable as a bad debt.

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

Our plan of operation for the next twelve months will be to work towards the completion of the Merger with All Screens Media, LLC, and the holders of 100% of the membership interests of ASM (the "ASM Members") as described in the Merger Agreement dated May 21, 2015 and as amended May 2, 2016.  In the event the Merger does not close, we will then (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

For the three months ended April 30, 2016 and 2015

ECA Operations:

The 2016 ECA Fitness World Event in New York City took place in April 2016 so the Company reclassified the previously Deferred Income to Earned Income.  The gross revenues generated from the event was $344,293 of which the entire amount was reclassified from Deferred Income to Earned Income during the period.  The direct event costs was $145,741 for net revenues of $198,552.  During the three months ended April 30, 2016, we incurred aggregate expenses of $257,341 in expenses (including $44,969 in commissions paid to the principal of ECA) relating the ECA World Fitness Alliance 2016 fitness event (April 30, 2015 – $0).  There was no revenues nor associated costs during April 2015 for ECA.

On a consolidated basis, during the three-month periods ended April 30, 2016 we had a net loss of ($81,900) compared to a net loss of ($181,751) for the three-month period ended April 30, 2015.  The changes are explained below.

Operating Expenses:  Advertising and promotional fees of $8,597 was incurred by ECA during the three month period ended April 2016 ($0 in 2015).  Commissions of $44,969 was paid to the principal of ECA ($0 in 2015).  Total Consulting fees of $62,404 was incurred for the 3 month period of which $34,903 was by ECA ($15,000 in 2015).  General and administrative expenses were $48,602 ($32,606 –April 30, 2015) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, office utilities and communication fees, travel and entertainment, bank and foreign exchange fees and general office expenses.  During April 2016 the Company recorded ($117,250) in interest expense and financing costs related to the promissory note entered into during fiscal 2014 as amended and the Loan Agreements for $175,000 and $25,000 ($132,243– April 30, 2015).  The financing costs were higher in 2015 as it reflected the effects of the March 2015 amendments.

In the three months ended April 30, 2016, the Company reclassified all the revenues relating to the fitness event from Deferred Revenues to Earned Revenues for a reported gross income of $344,393 against direct costs of $145,741 for net revenue of $198,552.  There were no revenues either deferred or earned for 2015.

For the nine months ended April 30, 2016 and 2015

ECA Operations:

The 2016 ECA Fitness World Event in New York City took place in April 2016 and the Company reclassified all of the previously Deferred Income to Earned Income.  The gross revenues generated from the event was $344,293.  For the nine month period, the direct event costs was $145,741 for net revenues of $198,552.  Other expenses incurred by ECA in preparation for the event was an aggregate of $358,229 for the nine month period for a net loss incurred to date of $13,936.  There was no revenues nor associated costs during the 9 month period ended April 2015 for ECA.

On a consolidated basis, we had a net loss of ($582,022) for the nine months ended April 30, 2016 compared to a net loss of ($542,730) for the nine-month period ended April 30, 2015.  The changes are explained below.

Operating Expenses:   During the nine months ended April 30, 2016, we incurred aggregate expenses of $358,936 in expenses (including $101,857 in commissions) paid to the principal of ECA relating the ECA World Fitness Alliance 2016 fitness event (April 30, 2015 – nil).  Advertising and promotional fees of $56,437 was incurred by ECA during nine month period ending April 2016 (nil in 2015).  Commissions of $101,857 was paid to the principal of ECA (nil in 2015).  Total Consulting fees of $197,084 was incurred for the nine month period of which $65,785 was by ECA ($147,500 in 2015, $0 by ECA).  General and administrative expenses were $111,124 ($102,287 – April 2015) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, office utilities and communication fees, travel and entertainment, bank and foreign exchange fees and general office expenses.  The Company incurred $18,718 ($0 in 2015) in shareholder relations and retained a third party investor relations firm for a three month period.  During the 2015 period, the Company incurred due diligence fees of $90,160 associated with the investigation of a former prospective merger with a Latin American mobile content and services company which was subsequently abandoned.  During 2016 the Company deemed the Account Receivable from February 2014 to be uncollectible and wrote off the amount of $91,039 as a bad debt.  During the 2016 period $204,884 in interest and financing costs related to the Promissory Note entered into during fiscal 2014 as amended and the Loan Agreements for the $175,000 and $25,000 against $208,055 in 2015.  The interest and financing costs were accrued to the same Lender.

During the six months ended April 30, 2016, the Company reclassified all the revenues relating to the fitness event from Deferred Revenues to Earned Revenues for a reported gross income of $344,393 against direct costs of $145,741 for net revenue of $198,552.  There were no revenues either deferred or earned for 2015.

As of the date of this report, we have generated minimal revenues and have sustained significant operating losses since our formation and expect to continue to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities and carry on with the due diligence process of the proposed acquisition. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Off-Balance Sheet Arrangements

At April 30, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of April 30, 2016, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

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

As of April 30, 2016 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

During the period ended April 30, 2016, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

On October 26, 2015, the Company issued an aggregate of 3,000,000 common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $300,000. Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant.  One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years from the date of issuance.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, to sophisticated investors who are also "accredited investors" within the meaning of Rule 501 (a) under the Securities Act, had access to the type of information normally provided in a prospectus for a registered securities offering; and had agreed not to resell or distribute the securities to the public.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Exhibits:
		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1(1)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1(1)

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

3.2	Bylaws	SB-2	August 31, 2007	3.2

3.2(1)	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.2(1)

3.2(2)	Amended Bylaws dated September 4, 2014	8-K	September 5, 2014	3.2(2)

10.2	Secured Promissory Note dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.3

10.4	Common Stock Purchase Warrant dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.4

10.5	Amendment to Secured Promissory Note dated October 9, 2014	8-K	October 15, 2014	10.5

10.6	Agreement and Plan of Merger by and among MeeMee Media Inc, All Screens Media LLC. And the Holders of the Membership Interests of All Screens Media LLC dated May 19, 2015.	8-K	May 22, 2015	10.6

10.8	Employment Agreement dated May 19, 2015 with Denis Barry (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.8

10.9	Employment Agreement dated May 19, 2015 with Peter Heumiller (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.9

10.10	Employment Agreement dated May 19, 2015 with Howard Sichel (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.10

10.11	Promissory Note dated May 19, 2015 with All Screens Media LLC (filed as Exhibit C to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.11

10.12	Security Agreement dated May 19, 2015 with All Screens Media LLC (filed as Exhibit D to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.12

10.13	Exclusive Agreement by and among MeeMee Media Inc., ECA World Fitness Alliance and Carol Scott dated July 17, 2015.	8-K	July 22, 2015	10.13

10.14	Consulting Agreement dated July 17, 2015 with Carol Scott (filed as Exhibit B to the Exclusive License Agreement filed as Exhibit 10.13)	8-K	July 22, 2015	10.14

10.15	Third Amendment to Secured Promissory Note and Warrants with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.15

10.16	First Amendment to Security Agreement dated April 6, 2016	8-K	April 6, 2016	10.16

10.17	Common Stock Purchase Warrant (the April 2016 Warrant) with KF Business Ventures LP dated April 6, 2016	8-K	April 6, 2016	10.17

10.18	Secured Promissory Note for $175,000 with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.18

10.19	Secured Promissory Note for $25,000 with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.19

10.20	Amendment to Agreement and Plan of Merger by and among MeeMee Media Inc. All Screens Media LLC. And the Holders of the Membership Interests of All Screens Media LLC dated May 2, 2016.	8-K	May 2, 2016	10.20

31.1	Certification of Principal Executive Officer pursuant to 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 25th day of July 2016.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer and Director

BY:	/s/ MARTIN DOANE
Martin Doane, President, Principal Financial Officer, Treasurer, Secretary and Director