Form 10-K
period 2016-07-31
MeeMee Media Inc.
filed 2016-11-15
CIK 1411009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2016

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

The aggregate market value of the voting common stock held by non-affiliates - 21,546,015 shares of voting common stock as of the most recently completed fiscal year end, computed at the market price of $0.05 was $1,077,300.

On November 14, 2016, the Registrant had 43,075,000 outstanding common shares of voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

Form 10-K Index
MEEMEE MEDIA INC.

Index to Form 10-K
For the Fiscal Year Ended July 31, 2016

Form 10-K Index
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

Form 10-K Index

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

On May 2, 2016, we entered into an amendment to the Agreement and Plan of Merger and the Security Promissory Note with ASM and the ASM Members such that the Principal Amount of the Note was amended from $900,000 to $675,000 and to be paid on or before May 6, 2016.  On May 6, 2016 the full amount of $675,000 has been advanced such that the Funding Requirement condition has been met.

Upon the closing of the Merger Agreement, we shall issue 17,500,000 restricted shares of common stock to the ASM Members, and up to an additional 17,500,000 restricted shares of common stock to ASM Members subject to certain criteria.

The Amendment amended the Merger Agreement to a Closing Date of August 31, 2016.

On September 28, 2016, we entered into a Second Amendment to the Agreement and Plan of Merger amending the ASM Financial Statements required to be delivered for the Closing and extending the Closing Date to April 30, 2017.

All other terms and conditions remained in effect.

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

Subsequent to the end of the period we entered into negotiations with the sole shareholder of ECA World Fitness Alliance ("ECA") to acquire all assets, intellectual property, inventory, products and business of ECA worldwide at a purchase price of $1.00 and the assumption of the current liability of $51,198.15 to the Marriott Marquis Hotel in New York, New York pursuant to a mutually agreeable form of purchase agreement.  All other liabilities of ECA would remain with the sole shareholder of ECA and post-closing, ECA would be dissolved.  All other obligation or commitment to the sole shareholder will be terminated.  As at the date of this report, the agreements have not been finalized.

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition consummated. We are a "shell company" whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

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

Form 10-K Index

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

Form 10-K Index

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

Form 10-K Index

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

Benefits of a Merger or Acquisition With Us

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

Form 10-K Index

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

Form 10-K Index

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

Form 10-K Index

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

Fiscal Year	High Bid	Low Bid
2016

Fourth Quarter 05-1-16 to 07-31-16	0.05	0.03
Third Quarter 02-1-16 to 04-30-16	0.05	0.03
Second Quarter 11-1-15 to 01-31-16	0.06	0.04
First Quarter 08-1-15 to 10-31-15	0.16	0.06

Fiscal Year	High Bid	Low Bid
2015

Fourth Quarter 05-1-15 to 07-31-15	0.20	0.06
Third Quarter 02-1-15 to 04-30-15	0.20	0.04
Second Quarter 11-1-14 to 01-31-15	0.11	0.04
First Quarter 08-1-14 to 10-31-14	0.27	0.07

Shareholders

At July 31, 2016 the Company had 51 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company. Our transfer agent is Empire Stock Transfer.  Empire Stock Transfer is located at 1859 Whitney Mesa Dr., Henderson, NV 89014; telephone: (702) 818-5898; facsimile: (702) 974-1444.

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

Recent Sale of Unregistered Securities

The Company has issued the following shares pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with non-US persons or to sophisticated investors who are also "accredited investors" within the meaning of Rule 501 (a) under the Securities Act:

Form 10-K Index

On July 17, 2015, the Company entered into an Exclusive License Agreement (the "Agreement") with ECA World Fitness Alliance, ("ECA") and the sole owner of ECA granting the Company an exclusive and perpetual right and license to the Marks and Intellectual Property of ECA.  In connection with the Agreement, the Company granted to the sole owner of ECA 1,000,000 unregistered common shares valued at FMV of $0.10 per share at the time of issuance. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, to sophisticated investors who are also "accredited investors" within the meaning of Rule 501 (a) under the Securities Act.

During the fiscal year ended July 31, 2015 the Company issued an aggregate of 2,450,000 unregistered common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $245,000. Each Unit consisted of one (1) share of common stock and one half (1/2) stock purchase warrant.  One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, to sophisticated investors who are also "accredited investors" within the meaning of Rule 501 (a) under the Securities Act.

On August 5, 2015, the Company issued 250,000 unregistered common shares to a non-related service provider pursuant to a consulting services agreement. The shares were valued at $40,000 based on the fair market value of the stock on the date the shares were issued.

On October 26, 2015, the Company issued an aggregate of 3,000,000 unregistered common shares pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $300,000. Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant.  One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance.

On April 6, 2016, the Company entered into a Third Amendment to the Secured Promissory Note dated February 3, 2014 to extend the Maturity Date of the Note to December 31, 2017 and to reduce the conversion price per share of the Common Stock to six cents ($0.06).  The Third Amendment also provided for the amendment and restatement of the February 2014 Warrant, the October 2014 Warrant and the March 2015 Warrant such that the exercise price of the Warrants was adjusted to six cents ($0.06) per common share, subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

The Third Amendment also provided for the issuance to of 2,000,000 shares of Company common stock and an additional Common Stock Purchase Warrant dated April 6, 2016 (the "April 2016 Warrant") to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $0.06 per share (subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company) with a five (5) year term pursuant to the April 2016 Warrant.  The 2,000,000 unregistered common shares were valued at FMV at the time of issuance of $0.035 per share.

On April 6, 2016, the Company also entered into an additional Secured Promissory notes in the principal amount of $175,000 and $25,000.  The notes will accrue interest at the rate of 10% per annum and will mature on December 31, 2017.  The Notes also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.06 per share.

On May 12, 2016 the Company entered into a Secured Promissory note in the principal amount of $250,000.  The $250,000 Note will accrue interest at the rate of 10% per annum and will mature on December 31, 2017 and also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.06 per share.  The $250,000 Note provided for the issuance of 1,000,000 shares of Company common stock.  The 1,000,000 unregistered common shares were valued at FMV at the time of issuance of $0.03 per share.

Subsequent to the end of the period, on September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note.  The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016.  The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the "September 2016 Warrants") for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018.  The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share.

In addition, effective September 2, 2016, the Company entered into an Omnibus Amendment to the Secured Promissory Note dated February 3, 2014, the $175,000 Note dated April 6, 2016, the $25,000 Note dated April 6, 2016 and the $250,000 Note dated May 6, 2016 (the "Notes") and Common Stock Purchase Warrants dated February 3, 2014, October 9, 2014, March 5, 2015 and April 6, 2016 (the "Amended and Restated Warrants").  The Omnibus Amendment amended the Notes to reduce the conversion price per share of the Common Stock to five cents ($0.05), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company, and also provided for the amendment of the Warrants such that the exercise price of the Warrants is adjusted to five cents ($0.05) per common share, subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

Form 10-K Index

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

Liquidity and Capital Resources

At July 31, 2016, we had total assets of $871,746 and total liabilities of $2,668,603, compared to total assets of $439,190 and total liabilities of $1,985,687 at July 31, 2015.  We had a working capital deficiency of ($239,013) compared to ($1,736,410) at July 31, 2015.  We incurred a net loss of ($761,771) for the year ended July 31, 2016 and we have incurred an aggregate deficit of ($4,549,179) since inception.

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.   During the fiscal year ended July 31, 2016 we issued 3,000,000 common shares of our common stock for cash valued at $300,000.

During the next twelve months we expect to continue to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.   We will also continue to incur indebtedness for the accrued interest changes for the Secured Promissory Notes.   Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.

As at July 31, 2016, we have $2,668,603 of total incurred and accrued debts of which an aggregate of $658,791 is owed to our current officers and other past related parties for services rendered.

Form 10-K Index

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

Effective October 9, 2014, the Company amended the Note and the February Warrant  so that (i)  the maturity date of the Secured Note was extended from August 3, 2014 to August 3, 2015; (ii) all interest due under the Secured Note as of August 3, 2014 was capitalized; (iii) the exercise price under the February Warrant was reduced from $0.50 per share to $0.25 per share, and the exercise price under the February Warrant may be reduced to a reset price as follows: (a) if the average of the closing prices of the Company common stock for the fifteen trading days after October 31, 2014 is less than $0.25 per share, than the exercise price shall be reset to such less price; and (b) if the Company issues shares in an acquisition financing at a price per share less than $0.75 per share, then the exercise price shall be reduced to a price equal to the price per share in the financing multiplied by 0.333.    In connection with the Amendment, the Company also issued the Holder an additional Common Stock Purchase Warrant dated October 9, 2014 (the "New Warrant") to purchase up to 5,000,000 shares of Company common stock.  The Warrant has a term of 5 years and an exercise price of $0.25 per share, subject to a reduction under the same reset conditions a provided in the February Warrant.

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

On April 6, 2016, the Company entered into a Third Amendment to the Secured Promissory Note dated February 3, 2014 to extend the Maturity Date of the Note to December 31, 2017 and to reduce the conversion price per share of the Common Stock to six cents ($0.06).  The Third Amendment also provided for the amendment and restatement of the February 2014 Warrant, the October 2014 Warrant and the March 2015 Warrant such that the exercise price of the Warrants was adjusted to six cents ($0.06) per common share, subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

The Third Amendment also provided for the issuance to of 2,000,000 shares of Company common stock and an additional Common Stock Purchase Warrant dated April 6, 2016 (the "April 2016 Warrant") to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $0.06 per share (subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company) with a five (5) year term pursuant to the April 2016 Warrant.  The 2,000,000 unregistered common shares were valued at FMV at the time of issuance of $0.035 per share.

Form 10-K Index

On April 6, 2016, the Company also entered into an additional Secured Promissory notes in the principal amount of $175,000 and $25,000.  The notes will accrue interest at the rate of 10% per annum and will mature on December 31, 2017.  The Notes also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.06 per share.

On May 12, 2016 the Company entered into a Secured Promissory note in the principal amount of $250,000.  The $250,000 Note will accrue interest at the rate of 10% per annum and will mature on December 31, 2017 and also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.06 per share.  The $250,000 Note provided for the issuance of 1,000,000 shares of Company common stock.  The 1,000,000 unregistered common shares were valued at FMV at the time of issuance of $0.03 per share.

Subsequent to the end of the period, on September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note.  The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016.  The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the "September 2016 Warrants") for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018.  The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share.

Also on September 2, 2016, the Company entered into an Omnibus Amendment to the Secured Promissory Note dated February 3, 2014, the $175,000 Note dated April 6, 2016, the $25,000 Note dated April 6, 2016 and the $250,000 Note dated May 6, 2016 (the "Notes") and Common Stock Purchase Warrants dated February 3, 2014, October 9, 2014, March 5, 2015 and April 6, 2016 (the "Amended and Restated Warrants").  The Omnibus Amendment amended the Notes to reduce the conversion price per share of the Common Stock to five cents ($0.05), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company, and also provided for the amendment of the Warrants such that the exercise price of the Warrants is adjusted to five cents ($0.05) per common share, subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.  Please refer to the Company's Current Report on Form 8-K filed on EDGAR September 12, 2016 for further details.

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party.  The loan bore an interest amount equal to $2,000 plus an administration fee of $1,500 which was due on March 4, 2014.  To date $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD was extended to June 30, 2014 (the "Due Date") and bears an amended interest rate of 2% principal per month, effective from February 5, 2014 and is payable in full together with the balance of the of the principal on the Due Date.  Interest of 2% per month will continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date.  Furthermore, the loan is subject to an additional late payment penalty of $2,500 on the Due Date.  During the year just ended, the Company deemed the loan to be uncollectible and wrote off the amount of $91,039 as a "Bad Debt".

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

Our plan of operation for the next twelve months will be to work towards the completion of the Agreement and Plan of Merger with All Screens Media, LLC, and the holders of 100% of the membership interests of ASM (the "ASM Members") as described in the Merger Agreement dated May 21, 2015 and to expand the business opportunities under the ECA License.  In the event the Merger does not close, we will then (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Form 10-K Index

Results of Operations

For the Years Ended July 31, 2016 and 2015

ECA Operations:

The ECA World Fitness Alliance 2016 fitness event in New York City took place in April 2016 and the Company reclassified amounts previously recorded as Deferred Income to Earned Income.  For the fiscal year ended July 31, 2016, the gross revenues generated from the event were $356,497.  The direct event costs were $341,132 for net revenues of $15,365.  Other expenses incurred by ECA in preparation for the event was an aggregate of $69,580 resulting in a net loss of ($54,215).  There were no revenues or associated costs during fiscal 2015 for ECA.

Operating Expenses:   During the fiscal year ended July 31, 2016, ECA incurred aggregate expenses of $69,580 in expenses relating the ECA World Fitness Alliance 2016 fitness event (July 31, 2015 – nil).  Advertising and promotional fees of $59,144 was incurred by ECA during year (nil in 2015 as the ECA License was not in effect).  An aggregate of $111,070 was paid in commissions of which $109,820 (included in direct conference costs) was to the principal of ECA (nil in 2015).

Consolidated Operations:

During the fiscal years ended July 31, 2016 and 2015, much of the Company's resources were directed at maintaining the Company in good standing, capitalizing on the License with ECA and working towards the completion of the Agreement and Plan of Merger with All Screens Media LLC.

On a consolidated basis, we had a net loss of ($761,771) for the fiscal year ended July 31, 2016 compared to a net loss of ($1,087,223) for fiscal 2015.

Operating Expenses:  Operating expenses were $391,992 and $353,704 respectively.  Expenses were lower in fiscal 2015 as we incurred additional costs relating to the ECA Division during 2016.  We paid out a total of $111,070 in commissions ($0 in 2015).  An aggregate of $197,078 was paid in consulting fees and outside services for 2016 of which $37,779 was by ECA.  Included in the total was $90,000 to related parties.  During 2015, a total of $170,000 was paid in consulting fees of which $157,500 was to related parties.  Consulting fees to related parties decreased as the officers of the Company voluntarily reduced their management fees during 2016. General and administrative expenses (which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, office utilities and communication fees, travel and entertainment, bank and foreign exchange fees and general office expenses were consistent at $115,803 compared to $138,036 in 2015.  The Company incurred $18,718 in shareholder relations and retained a third party investor relations firm for a three month period.  During 2015, the Company spent $15,668.

During the year, the Company did not incur any due diligence costs as it allocated much of its resources towards the ECA business and towards the completion of the transaction with ASM LLC.  During fiscal 2015, $30,000 was spent associated with the investigation of a former prospective merger with a Latin American mobile content and services company which was subsequently abandoned.  During 2016 the Company deemed the Account Receivable from February 2014 to be uncollectible and wrote off the amount of $91,039 as a bad debt.   For the 2016 fiscal period $294,257 was accrued in interest and financing costs related to the Promissory Notes.  As at the date of this Report, the Company owes a total of $1,850,000 in principal debt to one lender.  The interest and financing costs were accrued to the same Lender.  During the year $122,816 of interest was capitalized as the August 3, 2014 Promissory Note had matured.  The Third Amendment extended the maturity date of the August 2014, the October 2015 and the March 2016 Promissory Notes to December 31, 2017.

During the twelve months ended July 31, 2016 the Company recorded $(294,257) in interest expense and financing costs compared to $744,059 in 2015.  The 2015 amount was higher as it included the effect of the discount and issuance of the warrants related to the $1,000,000 promissory note and its extension.  During 2016, there was no Interest receivable as the loan receivable was written off as uncollectible.  ($17,819 – July 31, 2015)

As of the date of this report, we have generated minimal revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities and carry on with the due diligence process of the proposed acquisition. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Form 10-K Index

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
Contractual Obligations

None.

Off-Balance Sheet Arrangements

As of July 31, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

Form 10-K Index

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEEMEE MEDIA INC.
(A Development Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND FINANCIAL STATEMENTS

July 31, 2016 and 2015

Index to Financials

SB

Seale & Beers, CPAs

Certified Public Accountants

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MeeMee Media Inc.

We have audited the accompanying balance sheets of MeeMee Media Inc. as of July 31, 2016 and July 31, 2015 and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2016.  MeeMee Media Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MeeMee Media Inc. as of July 31, 2016 and July 31, 2015, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements the company has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
November 15, 2016

8250 W Charleston Blvd, Suite 100 - Las Vegas, NV 89117                                                                                                                                                  Phone: (888)727-8251  Fax: (888)782-2351

Index to Financials
MEEMEE MEDIA INC.
BALANCE SHEET
(Expressed in US Dollars)

	July 31,	July 31,
	2016	2015
ASSETS

Current Assets:
Cash	$4,333	$3,238
Loan receivable	-	91,039
Prepaid expenses	2,500	-
Advances to All Screen Media	675,000	155,000
	$681,833	$249,277

ECA License	189,913	189,913
Total Assets	$871,746	$439,190

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$262,055	$293,452
Promissory notes payable (net of debt discount)	-	1,174,941
Due to related parties	658,791	517,294
	$920,846	$1,985,687
Long Term Liabilities:
Convertible Promissory Notes payable (net of debt discount)	1,747,757	-

Total Liabilities	$2,668,603	$1,985,687

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock Authorized: 150,000,000 shares authorized with a $0.001 par value Issued and outstanding: 43,075,000 and 36,825,000 as of 7/31/16 and 07/31/15 respectively	$43,075	$36,825
Additional Paid-in Capital	2,709,247	2,204,086
Accumulated Deficit	(4,549,179)	(3,787,408)
Total Stockholders' Deficit	(1,796,857)	(1,546,497)
Total Liabilities and Stockholders' Equity (Deficit)	$871,746	$439,190

The accompanying notes are an integral part of these financial statements.

Index to Financials
MEEMEE MEDIA INC.
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

	For the Year Ended	For the Year Ended
	July 31, 2016	July 31, 2015
INCOME
ECA Conference Income	356,497	-
Conference Costs	(341,132)	-
NET REVENUES	15,365	-

EXPENSES
Advertising, marketing and promotion	59,144	-
General and administrative expenses	115,803	138,036
Commissions	1,250	-
Consulting fees and outside services	197,078	170,000
Shareholder relations	18,718	15,668
Due Diligence	-	30,000
Total Expenses	391,992	353,704

NET LOSS FROM OPERATIONS	$(376,626)	$(353,704)

Other income/expenses
Foreign currency translation gain (loss)	152	(7,279)
Write down of bad debt	(91,039)	-
Interest and miscellaneous income	-	17,819
Interest expense and financing costs	(294,257)	(744,059)
	$(385,144)	$(733,519)

NET (LOSS) INCOME	$(761,771)	$(1,087,223)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	40,209,246	33,668,682

The accompanying notes are an integral part of these financial statements.

Index to Financials
MEEMEE MEDIA INC.
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(Expressed in US Dollars)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, July 31, 2014	33,375,000	33,375	1,233,419	(2,665,027)	(1,398,232)
Prior period adjustments	-	-	-	(35,160)	(35,160)

Discount on debt (warrants granted October 9, 2014)	-	-	337,428	-	337,428

Discount on debt (warrants granted March 5, 2015)	-	-	166,836	-	166,836

Discount on debt (amendment to warrants granted February 3, 2014)	-	-	124,854	-	124,854

April 14, 2015 - Stock issued for cash at $0.10 per share for $25,000	250,000	250	24,750	-	25,000

April 27, 2015 - Stock issued for cash at $0.10 per share for $30,000	300,000	300	29,700	-	30,000

May 26, 2015 - Stock issued for cash at $0.10 per share for $40,000	400,000	400	39,600	-	40,000

July 21, 2015 - Stock issued for cash at $0.10 per share for $150,000	1,500,000	1,500	148,500	-	150,000

July 21, 2015 - Stock issued pursuant to License Agreement valued at $0.10 per share for $100,000	1,000,000	1,000	99,000	-	100,000

Net loss for year ended July 31, 2015	-	-	-	(1,087,221)	(1,087,221)

Balance, July 31, 2015	36,825,000	$36,825	$2,204,086	$(3,787,408)	$(1,546,497)

August 5, 2015 – Stok issued for services valued at $0.16 per share for $40,000	250,000	250	39,750	-	40,000

October 26, 2015 – Stock issued for cash at $0.10 per share for $300,000	3,000,000	3,000	297,000	-	300,000

April 8, 2016 – Stock issued pursuant to Extension of Maturity Date of Promissory Note @ deemed value of $0.035 per share	2,000,000	2,000	68,000	-	70,000

April 8, 2016 - Discount on debt (April 2016 Warrants)	-	-	71,411	-	71,422

May 12, 2016 – Stock issued pursuant to Additional Loan Agreement @ deemed value of $0.03 per share	1,000,000	1,000	29,000	-	30,000

Net loss for year ended July 31, 2016	-	-	-	(761,771)	(761,771)

Balance, July 31, 2016	43,075,000	$43,075	$2,709,247	$(4,549,179)	$(1,796,857)

The accompanying notes are an integral part of these financial statements.

Index to Financials
MEEMEE MEDIA INC.
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the Year Ended July 31,
	2016	2015
OPERATING ACTIVITIES
Net (loss)	$(761,771)	$(1,087,223)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	91,039	-
Warrants and common stock issued for convertible debt	292,638	616,859
Modification of warrants issued for convertible debt	1,589	127,200

Changes in assets and liabilities
- (Increase) decrease in accrued interest receivable	-	(21,229)
- Increase (decrease) in accounts payable	(31,397)	23,333
- Increase (decrease) in prepaid expenses	(2,500)	25,000
Net Cash (used by) Operating Activities	(410,402)	(316,060)

INVESTING ACTIVITIES
Advances to All Screen Media	(520,000)	(155,000)
Net Cash Used By Investing Activities	(520,000)	(155,000)

FINANCING ACTIVITIES
Issuances of common stock	340,000	245,000
Increase (decrease) in due to related parties	141,497	75,515
Increase (decrease) in note payable	450,000	-
Net Cash Provided By Financing Activities	931,497	320,515

NET CHANGE IN CASH	1,095	(150,546)
CASH AND CASH EQUIVALENTS- Beginning of Period	3,238	153,784

CASH AND CASH EQUIVALENTS - End of Period	$4,333	$3,238

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash transactions	$-	$-
ECA License	$-	$(189,913)

The accompanying notes are an integral part of these financial statements.

Index to Financials
MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

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

On May 2, 2016, we entered into an amendment to the Agreement and Plan of Merger and the Security Promissory Note with ASM and the ASM Members such that the Principal Amount of the Note was amended from $900,000 to $675,000 and to be paid on or before May 6, 2016.  On May 6, 2016 the full amount of $675,000 has been advanced such that the Funding Requirement condition has been met.

Upon the closing of the Merger Agreement, we shall issue 17,500,000 restricted shares of common stock to the ASM Members, and up to an additional 17,500,000 restricted shares of common stock to ASM Members subject to certain criteria.  The Amendment amended the Merger Agreement to a Closing Date of August 31, 2016.

On September 28, 2016, we entered into a Second Amendment to the Agreement and Plan of Merger amending the ASM Financial Statements required to be delivered for the Closing and extending the Closing Date to April 30, 2017.  All other terms and conditions remains in effect.

Index to Financials

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

NOTE 1.                  ORGANIZATION AND RECENT DEVELOPMENTS (continued)

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

Subsequent to the end of the period we entered into negotiations with the sole shareholder of ECA World Fitness Alliance ("ECA") to acquire all assets, intellectual property, inventory, products and business of ECA worldwide at a purchase price of $1.00 and the assumption of the current liability of $51,198.15 to the Marriott Marquis Hotel in New York, New York pursuant to a mutually agreeable form of purchase agreement.  All other liabilities of ECA would remain with the sole shareholder of ECA and post-closing, ECA would be dissolved.  All other obligation or commitment to the sole shareholder will be terminated.  As of the date of this report, the agreements has not been finalized.

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

Calculation of net income (loss) per share is as follows:

	For the Year Ended July 31,
	2016	2015
Net (loss) (numerator)	$(761,771)	$(1,087,223)
Weighted average common shares outstanding (denominator)	40,209,246	33,668,682
Basic (loss) per share	$(0.02)	$(0.03)

Index to Financials

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

NOTE 2.                  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (continued)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation for the fiscal years ended July 31, 2016 and 2015, because their effect would be anti-dilutive:

	July 31, 2016	July 31, 2015
Warrants	14,725,000	11,225,000
	14,725,000	11,225,000

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

For the period from August 23, 2005 (inception) to July 31, 2015, the Company has not recognized any revenues. During the year ended July 31, 2016, the Company recognized a minimal amount of revenues generated through the ECA Fitness World Event in April 2016.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at July 31, 2016 and 2015, the Company has cash equivalents in the amount of $ nil and $nil over the federally insured limit.

Receivables

Receivables are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of July 31, 2016 the Company has no receivables as management has deemed the previously held Loan Receivable to be uncollectible and wrote it off during the year (2015 - $91,039).

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

Index to Financials

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

NOTE 2.                  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (continued)

Year-end

The Company has selected July 31 as its year-end.

NOTE 3.                  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated material revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.

At July 31, 2016 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of July 31, 2016, the Company has generated minimal revenues and has accumulated losses of ($4,549,177) since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Index to Financials

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

NOTE 5.                  STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  As of July 31, 2016 and 2015, the Company had 43,075,000 and 36,825,000 common shares, respectively, issued and outstanding.

Opening Balance, July 31, 2015	36,825,000

Common shares issued during the period	6,250,000

Closing Balance, July 31, 2016	43,075,000

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

On April 6, 2016, the Company entered into the Third Amendment to the Secured Promissory Note of February 3, 2014 so that the maturity date of the Note was extended from August 3, 2015 to December 31, 2017 and all interest due under the Note as of August 3, 2015 was capitalized.  Furthermore, the Third Amendment provided for the issuance of 2,000,000 common shares as an inducement fee for the extension.  The shares were valued at an aggregate of $70,000 based on the fair market value of the stock on the date the shares were issued.

On May 12, 2016, the Company entered into an additional Secured Promissory note in the principal amount of $250,000.  The Note provided for the issuance of 1,000,000 common shares as consideration for entering into the Note.  The shares were valued at an aggregate of $30,000 based on the fair market value of the stock on the date the shares were issued.

Index to Financials

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

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

Index to Financials

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

NOTE 5.                  STOCKHOLDERS' EQUITY (continued)

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

Index to Financials

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

NOTE 5.                  STOCKHOLDERS' EQUITY (continued)

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

Subsequent to the end of year, on September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note.  The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016.  The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the "September 2016 Warrants") for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018.  The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share.

Also on September 2, 2016, the Company entered into an Omnibus Amendment to the Secured Promissory Note dated February 3, 2014, the $175,000 Note dated April 6, 2016, the $25,000 Note dated April 6, 2016 and the $250,000 Note dated May 6, 2016 (the "Notes") and Common Stock Purchase Warrants dated February 3, 2014, October 9, 2014, March 5, 2015 and April 6, 2016 (the "Amended and Restated Warrants").  The Omnibus Amendment amended the Notes to reduce the conversion price per share of the Common Stock to five cents ($0.05), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company, and also provided for the amendment of the Warrants such that the exercise price of the Warrants is adjusted to five cents ($0.05) per common share, subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

Index to Financials

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

NOTE 5.                  STOCKHOLDERS' EQUITY (continued)

Warrants (continued)

During the prior year ended July 31, 2015 the Company issued an aggregate of 1,225,000 share purchase warrants pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $245,000.  Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant.  One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance.  The fair value of the common share component of the Units at the time of issuance was equal to market price therefore the Company allocated the entire $245,000 to common shares and nil to warrants

In October 2015 the Company issued an aggregate of 1,500,000 share purchase warrants pursuant to a private placement of Units at the price of $0.10 per Unit for gross proceeds of $300,000.  Each Unit consists of one (1) share of common stock and one half (1/2) stock purchase warrant.  One whole warrant is convertible into one share of common stock at an exercise price of US $0.15 if exercised within two years year from the date of issuance.  The fair value of the common share component of the Units at the time of issuance was equal to market price therefore the Company allocated the entire $300,000 to common shares and nil to warrants.

NOTE 6.                  RELATED PARTY TRANSACTIONS

For the year ending July 31, 2016, an aggregate of $658,791 (July 31, 2105 - $517,294) is owed to related parties. $194,485 is owed to a former director and officer for unpaid salary, $401,838 is owed to a current director and officer for unpaid salary and $62,468 is owed to a company controlled by a current officer and director for funds advanced.

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

Index to Financials

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

NOTE 7.                  CONVERTIBLE NOTES PAYBLE (continued)

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

Index to Financials

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

NOTE 7.                  CONVERTIBLE NOTES PAYBLE (continued)

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

On April 6, 2016, the Company also entered into an additional Secured Promissory notes in the principal amount of $175,000 and $25,000.  The notes will accrue interest at the rate of 10% per annum and will mature on December 31, 2017.  The Notes also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.06 per share.

On May 12, 2016 the Company entered into a Secured Promissory note in the principal amount of $250,000.  The $250,000 Note will accrue interest at the rate of 10% per annum and will mature on December 31, 2017 and also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.06 per share.

Subsequent to the end of the period, on September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note.  The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016.  The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the "September 2016 Warrants") for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018.  The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share.

Index to Financials

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

NOTE 7.                  CONVERTIBLE NOTES PAYBLE (continued)

Also on September 2, 2016, the Company entered into an Omnibus Amendment to the Secured Promissory Note dated February 3, 2014, the $175,000 Note dated April 6, 2016, the $25,000 Note dated April 6, 2016 and the $250,000 Note dated May 6, 2016 (the "Notes") and Common Stock Purchase Warrants dated February 3, 2014, October 9, 2014, March 5, 2015 and April 6, 2016 (the "Amended and Restated Warrants").  The Omnibus Amendment amended the Notes to reduce the conversion price per share of the Common Stock to five cents ($0.05), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company, and also provided for the amendment of the Warrants such that the exercise price of the Warrants is adjusted to five cents ($0.05) per common share, subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

NOTE 8.                  LOAN RECEIVABLE

On February 5, 2014, the Company advanced $150,000 as a loan to a non-related party.  The loan beared an interest amount equal to $2,000 plus an administration fee of $1,500 which was due on March 4, 2014.  To date $100,000 CDN ($90,000 USD) was repaid. The balance of $60,000 USD was extended to June 30, 2014 (the "Due Date") and bears an amended interest rate of 2% principal per month, effective from February 5, 2014 and is payable in full together with the balance of the of the principal on the Due Date.  Interest of 2% per month will continue to accrue on any and all sums (principal, interest and penalties) outstanding after the Due Date.  Furthermore, the loan is subject to an additional late payment penalty of $2,500 on the Due Date.  During the year the balance of the loan receivable was reclassified and written off as a bad debt as the Company has been unable to collect the funds.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	July 31, 2016	July 31, 2015
Income tax expense at statutory rate	$0	$0
Common stock issued for services	0	0
Valuation allowance	0	0
Income tax expense per books	$0	$0

Index to Financials

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2016

NOTE 9.                   PROVISION FOR INCOME TAXES (continued)

Net deferred tax assets consist of the following components as of:

	July 31, 2016	July 31, 2015
NOL carryover	$4,549,179	$3,787,408
Net operating tax carry forward at statutory tax rate of 34%	1,546,720	1,287,719
Valuation allowance	(1,546,720)	(1,287,719)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $nil for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10.              SUBSEQUENT EVENTS

Subsequent to the end of the period, on September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note.  The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016.  The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the "September 2016 Warrants") for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018.  The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share.

Form 10-K Index
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the last two fiscal years ended July 31, 2016 and 2015, included in this report have been audited by Seale and Beers, CPAs,  8250 W. Charleston Blvd., Suite 100, Las Vegas, NV 89117, as set forth in their report included herein.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of  Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure.   Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of July 31, 2016 and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective due to the deficiencies in our internal control over financial reporting described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Form 10-K Index

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As of July 31, 2016 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Form 10-K Index

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2017.  Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2017.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees during the last fiscal year.

Name	Age	Title	Positions Held
Martin Doane	52	President, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors	Secretary: July 25, 2010 President: April 3, 2013 Principal Executive Officer: April 3, 2013 – June 10, 2013 Principal Financial Officer & Treasurer: July 11, 2013 Director: July 16, 2010
Paul Amsellem	42	Principal Executive Officer and a member of the Board of Directors	February 25, 2014

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

Form 10-K Index

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

Form 10-K Index

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Committees of the Board and Financial Expert

Our Board of Directors held no formal meetings during the twelve month period ended July 31, 2016.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

Form 10-K Index

ITEM 11.                       EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of July 31, 2016 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ira Rubenstein, former Principal Executive Officer (resigned 2/25/14) & Director	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
	2014	237,500	0	0	0	0	0	14,232	251,732

Martin Doane, President, Principal Financial Officer, Secretary, Treasurer and Director	2016	90,000	0	0	0	0	0	0	90,000
	2015	142,500	0	0	0	0	0	0	142,500
	2014	360,000	0	0	0	0	0	0	360,000

Paul Amsellem, Principal Executive Officer & Director	2016	0	0	0	0	0	0	0	0
	2015	15,000	0	0	0	0	0	0	15,000
	2014	35,000	0	0	0	0	0	0	35,000

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

In connection with his appointment as principal executive officer, Mr. Amsellem received an interim compensation of $7,500 monthly for the period from March 2014 through June 2014 and an interim monthly compensation of $5,000 for the months of July through October 2014.  He did not receive any compensation for the year ended July 31, 2016.

Securities Authorized for Issuance Under Compensatory Plans

None.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company's financial performance, stock price or any other measure.

Form 10-K Index

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

Form 10-K Index

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
	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class (4)

Officers and Directors
Martin Doane (1)	7,800,000	President, Principal Financial Officer, Secretary, Treasury and Director	18.11%

Paul Amsellem	0	Principal Executive Officer & Director	0%

Form 10-K Index

All Officers and Directors as a
Group (2 Persons)	7,800,000		18.11%

Principal Stockholders 2251442 Ontario Inc. (1) 36 Lombard Street, Suite 700 Toronto, Ontario M5C 2X3	7,800,000	Principal Stockholder	18.11%

KF Business Ventures, LP (2) 10866 Wilshire Blvd., Suite 1500 Los Angeles, CA 90024	13,728,985	Principal Stockholder	31.88%

Fast – Cede & Co. (3) Box 20 Bowling Green Station New York, NY	10,996,100	Principal Stockholder	25.53%

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

(3)
Cede & Co. acting as a depository service for beneficial holders of the Company's common stock, holds an aggregate of 10,996,100 common shares. The beneficial owners of such shares are not known to the Company.

(4)	Percentage based on 43,075,000 shares of common stock outstanding on July 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended July 31, 2016 an aggregate of $90,000 (July 31, 2015 – $157,500) was recorded as consulting fees paid to the officers of the Company.

As at July 31, 2016, $25,000 (July 31, 2015 - $25,000) is owing to a company controlled by our president for loans advanced.

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

Form 10-K Index

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

2016	$23,000
2015	$11,000

(2)                 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$-
2015	$-

(3)                 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$-
2015	$-

(4)                 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$-
2015	$-

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

Form 10-K Index

PART IV

ITEM 15.                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)            The following financial statements are set forth in Item 8:

Page No.
Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Stockholders' Equity (Deficit)	F–4
Statements of Cash Flows	F–5
Notes to the Financial Statements	F–6

b)            The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1(1)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1(1)

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

3.2	Bylaws	SB-2	August 31, 2007	3.2

3.2(1)	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.2(1)

3.2(2)	Amended Bylaws dated September 4, 2014	8-K	September 5, 2014	3.2(2)

10.2	Secured Promissory Note dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.3

10.4	Common Stock Purchase Warrant dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.4

10.5	Amendment to Secured Promissory Note dated October 9, 2014	8-K	October 15, 2014	10.5

10.6	Agreement and Plan of Merger by and among MeeMee Media Inc, All Screens Media LLC. And the Holders of the Membership Interests of All Screens Media LLC dated May 19, 2015.	8-K	May 22, 2015	10.6

10.8	Employment Agreement dated May 19, 2015 with Denis Barry (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.8

Form 10-K Index

10.9	Employment Agreement dated May 19, 2015 with Peter Heumiller (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.9

10.10	Employment Agreement dated May 19, 2015 with Howard Sichel (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.10

10.11	Promissory Note dated May 19, 2015 with All Screens Media LLC (filed as Exhibit C to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.11

10.12	Security Agreement dated May 19, 2015 with All Screens Media LLC (filed as Exhibit D to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.12

10.13	Exclusive Agreement by and among MeeMee Media Inc., ECA World Fitness Alliance and Carol Scott dated July 17, 2015.	8-K	July 22, 2015	10.13

10.14	Consulting Agreement dated July 17, 2015 with Carol Scott (filed as Exhibit B to the Exclusive License Agreement filed as Exhibit 10.13)	8-K	July 22, 2015	10.14

10.15	Third Amendment to Secured Promissory Note and Warrants with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.15

10.16	First Amendment to Security Agreement dated April 6, 2016	8-K	April 6, 2016	10.16

10.17	Common Stock Purchase Warrant (the April 2016 Warrant) with KF Business Ventures LP dated April 6, 2016	8-K	April 6, 2016	10.17

10.18	Secured Promissory Note for $175,000 with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.18

10.19	Secured Promissory Note for $25,000 with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.19

10.20	Amendment to Agreement and Plan of Merger by and among MeeMee Media Inc. All Screens Media LLC. and the Holders of the Membership Interests of All Screens Media LLC dated May 2, 2016.	8-K	May 2, 2016	10.20

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

* missing from 2015 listing

Form 10-K Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 15th day of November 2016.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Paul Amsellem
	Paul Amsellem	Principal Executive Officer Director	November 15, 2016

By:	/s/Martin Doane
	Martin Doane	President Principal Financial Officer Secretary -Treasurer Director	November 15, 2016