Form 10-K/A
period 2016-07-31
MeeMee Media Inc.
filed 2016-11-17
CIK 1411009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

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

Form 10-K Index
REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the period ended July 31, 2016 is to furnish the audit and Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

* missing from 2015 listing

Form 10-K Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on behalf by the undersigned, thereto duly authorized on this 15th day of November 2016.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Paul Amsellem
	Paul Amsellem	Principal Executive Officer Director	November 15, 2016

By:	/s/Martin Doane
	Martin Doane	President Principal Financial Officer Secretary -Treasurer Director	November 15, 2016