Form 10-Q
period 2016-10-31
MeeMee Media Inc.
filed 2016-12-20
CIK 1411009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

At December 6, 2016, the Registrant had 43,075,000 common shares outstanding.

MEEMEE MEDIA INC.

Index to Form 10-Q
For the Quarterly Period Ended October 31, 2016

MEEMEE MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	October 31,	July 31,
	2016	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$162,595	$4,333
Advances to All Screen Media	887,000	675,000
Accounts receivable	11,000	-
Prepaid expenses	10,625	2,500
	$1,071,220	$681,833

ECA License	189,913	189,913
Total Assets	$1,261,133	$871,746

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$200,369	$262,055
Deferred revenues	11,050	-
Due to related parties	675,206	658,791
	$886,625	$920,846
Long Term Liabilities:
Convertible Promissory notes & Convertible Loans payable (net of debt discounts)	1,850,473	1,747,757

Total Liabilities	$2,737,098	$2,668,603

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock Authorized: 150,000,000 shares authorized with a $0.001 par value Issued and outstanding: 43,075,000 and 43,075,000 as of 10/31/16 and 07/31/16 respectively	$43,075	$43,075

Additional Paid-in Capital	3,193,002	2,709,247

Accumulated Deficit	(4,712,042)	(4,549,179)

Total Stockholders' Deficit	(1,475,965)	(1,796,857)

Total Liabilities and Stockholders' Equity (Deficit)	$1,261,133	$871,746

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

	For the Three Months Ended	For the Three Months Ended
	October 31, 2016 (Unaudited)	October 31, 2015 (Unaudited)

INCOME
ECA World Fitness Event New York City	-	-
Event Costs	-	-

NET REVENUES:	-	-

EXPENSES

Operating Expenses
Advertising, marketing and promotion	9,500	21,356
General and administrative expenses	27,641	45,075
Commission	-	17,738
Consulting fees and outside services	39,615	66,379
Shareholder relations	614	14,750
Due Diligence	-	-
Total Expenses	77,370	165,298

NET LOSS FROM OPERATIONS	$(77,370)	$(165,298)

Other income (expenses)
Foreign currency translation gain (loss),misc.	979	(13)
Write down of bad debt	-	-
Interest and miscellaneous income	-	-
Interest expense and financing costs	(86,471)	(47,875)
	(85,493)	(47,888)

NET (LOSS) INCOME	$(162,863)	$(213,186)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	43,075,000	37,228,846

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	For the Three Months Ended October 31,
	2016	2015
OPERATING ACTIVITIES
Net (loss)	$(162,863)	$(213,186)

Adjustments to reconcile net loss to net cash used in operating activities:
- Interest expense	86,471	47,875
- Stock Issued for services rendered by consultants	-	40,000

Changes in operating assets and liabilities:
- Increase (decrease) in accounts payable - related party	16,415	16,528
- Increase (decrease) in accounts payable	(61,686)	(66,000)
- (Increase) decrease in accounts receivable	(11,000)	-
- Increase (decrease) in deferred revenues	11,050	43,560
- Increase (decrease) in prepaid expenses	(8,125)	-
Net Cash (used by) Operating Activities	(129,738)	(131,223)

INVESTING ACTIVITIES
Advances to All Screen Media	(212,000)	(275,000)
Net Cash Used By Investing Activities	(212,000)	(275,000)

FINANCING ACTIVITIES
Increase (decrease) in note payable	500,000	175,000
Issuances in common stock	-	300,000
Net Cash Provided By Financing Activities	500,000	475,000

NET CHANGE IN CASH	158,262	68,776

CASH AND CASH EQUIVALENTS- Beginning of Period	4,333	3,238

CASH AND CASH EQUIVALENTS - End of Period	$162,595	$72,014

The accompanying notes are an integral part of these financial statements

MEEMEE MEDIA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

NOTE 1.                 CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2016 audited financial statements.  The results of operations for the period ended October 31, 2016 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ECA360 Corp.

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
October 31, 2016
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

On October 14, 2016, the Company through its wholly owned subsidiary ECA360 entered into an Asset Assignment and Termination Agreement with the sole shareholder of ECA World Fitness Alliance ("ECA") whereby the License Agreement and all the intellectual properties used in the operations of the License was assigned to ECA360 for $1.00 and the assumption of the current liability of $51,198.15 to the Marriott Marquis Hotel in New York, New York.  All other liabilities of ECA remained with the sole shareholder of ECA and all other obligation or commitment to the sole shareholder was terminated.

NOTE 3.                 GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
Occtober 31, 2016
(Unaudited)

NOTE 3.                 GOING CONCERN (continued)

At October 31, 2016 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of October 31, 2016, the Company has generated minimal revenues and has accumulated losses of ($4,712,042) since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

NOTE 5.                 STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

Opening Balance, July 31, 2016	43,075,000

Common shares issued during the period	0

Closing Balance, October 31, 2016	43,075,000

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2016
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
October 31, 2016
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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

NOTE 5.                 STOCKHOLDERS' EQUITY (continued)

Warrants (continued)

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

On September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note.  The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016.  The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the "September 2016 Warrants") for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018.  The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share.  As at October 31, 2016, $500,000 have been drawn against the Promissory Note and 10,000,000 Share Purchase Warrants have been issued.

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

NOTE 6.                 RELATED PARTY TRANSACTIONS

As at October 31, 2016, an aggregate of $675,206 (July 31, 2016 - $658,791) is owed to related parties. $194,485 is owed to a former director and officer for unpaid salary, $418,253 is owed to a current director and officer for unpaid salary and $62,468 is owed to a company controlled by a current officer and director for funds advanced and a payment made to a creditor on behalf of the Company.  As at October 31, 2016, an aggregate of $22,500 (July 31, 2016 - $90,000) was recorded as consulting fees for consulting services rendered by the officers of the Company.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

NOTE 7.                 CONVERTIBLE NOTES PAYABLE (continued)

On April 6, 2016, the Company entered into a second Secured Promissory Note (the "Second Note") in the amount of $175,000 with the same Accredited Investor as the Note dated February 3, 2014.  The Second Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable thereunder, shall be due and payable on December 31, 2017.  The amount of outstanding principal under the Second Note bears interest at a rate of ten percent (10%) per annum; provided, however, upon the occurrence of an uncured event of default under the Second Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Holder.  The obligations of the Company under the Second Note are secured pursuant to the terms of the Security Agreement dated February 3, 2014 between the Holder and the Company. The Second Note includes a section allowing for the conversion of the Second Note by the Holder granting the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Second Note at any time or times by delivering to the Company a duly executed facsimile copy of a notice of conversion. The conversion price per share of the Common Stock under the Second Note is six cents ($0.06), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

On April 6, 2016, the Company also entered into an additional Secured Promissory note in the principal amount of $ $25,000.  The note will accrue interest at the rate of 10% per annum and will mature on December 31, 2017.  The Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.06 per share.

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

As at October 31, 2016, the Company had drawn $500,000 and 10,000,000 Warrants have been issued.

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

ECA360 Corp.

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

On October 14, 2016, the Company through its wholly owned subsidiary ECA360 entered into an Asset Assignment and Termination Agreement with the sole shareholder of ECA World Fitness Alliance ("ECA") whereby the License Agreement and all the intellectual properties used in the operations of the License was assigned to ECA360 for $1.00 and the assumption of the current liability of $51,198.15 to the Marriott Marquis Hotel in New York, New York.  All other liabilities of ECA remained with the sole shareholder of ECA and all other obligation or commitment to the sole shareholder was terminated.

ECA is a 25 year old fitness and lifestyle brand that, among other things, runs the oldest fitness trade show on the East Coast of the United States. The ECA intellectual properties was accquired for the business purpose of synergizing its reach, its mailing list, its connections with fitness modalitie, trainers and fitness consumers around the world with ASM's business model and vice versa.  Among other things, ECA360 will be launching a 365 day per year virtual trade show online.  The physical New York trade show business itself was only one element of the

ECA360 acquisition thesis.  While ECA suffered a down show year in April 2016, that was more because the Company was concentrating on other elements of the ECA gameplan and not the physical trade show.  For the 2017 event we expect the trade show business to recapture past years' successes, while adding significant revenue from the digital channels we will have put in place once the ASM merger has been completed.

We have no employees and own no property. We currently maintain office space located at 6630 West Sunset Boulevard, Los Angeles, CA 90027.  There is no lease arrangement for the office space. We are on a month-by-month, as needed basis.

Liquidity and Capital Resources

At October 31, 2016, we had total current assets of $1,071,220 ($162,595 in cash, $11,000 in accounts receivable, $10,625 in prepaids and $887,000 in advances paid to ASM pursuant to the Merger) against total current liabilities of $886,625 compared to total current assets of $681,833 and total current liabilities of $920,846 at July 31, 2016.  We had working capital of $184,595 compared to a working capital deficit of ($239,013) at July 31, 2016.  However, our long term liabilities consisting of the Convertible Promissory Note and Convertible Loans payable due to mature December 31, 2017 was $1,850,473 as at October 31, 2016 compared to $1,747,757 as at July 31, 2016.  We incurred a net loss of ($162,863) for the three months ending October 31, 2016 compared to a loss of ($213,186) in 2015.  Our aggregate deficit since inception of ($4,712,042).

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.

Another source of funding has been through convertible promissory notes and convertible loans with KF Business Ventures.  As at October 31, 2016, the aggregate convertible promissory notes and loans inclusive of accrued interest payable to KF Business Ventures is $2,359,775 ($1,850,473 net of debt discount of $509,301).

During the next twelve months we expect to continue to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.  Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, continued additional debt financing and business combinations.

As at October 31, 2016, an aggregate of $675,206 is owed to our officers and other related parties for services rendered.  Management is in discussions to try to settle certain portions of the accounts payable to related and non-related parties.

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

In the current fiscal year the Company hopes to capitalize on the efforts of the previous year's ECA event and for the the 2017 event we expect the trade show business to recapture past years' successes, while adding significant revenue from the digital channels we will have put in place once the ASM merger has been completed.

Our plan of operation for the next twelve months will be to work towards the completion of the Merger with All Screens Media, LLC, and the holders of 100% of the membership interests of ASM (the "ASM Members") as described in the Merger Agreement dated May 21, 2015 and as amended May 2, 2016 and September 28, 2016.  In the event the Merger does not close, we will then (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

For the three months ended October 31, 2016 and 2015

On a consolidated basis, during the three-month periods ended October 31, 2016 we had a net loss of ($162,863) compared to a net loss of ($213,186) for the three-month period ended October 31, 2015.  The changes are explained below.

Operating Expenses:  Advertising and promotional fees of $9,500 was incurred by ECA360 during the three month period ended October 2016 ($21,356 in 2015)  During 2015, ECA prepared a number of promotional brochures.  No commissions were paid in 2016 while $16,488 was paid to the principal of ECA in 2015.  Total Consulting and outside services of $39,615 of which $2,115 was incurred by ECA360 for the 3 month period in 2016 against $66,379 in 2015 of which $1,286 was for ECA360.  $40,000 was the deemed fair market value of shares issued for an IR contract.  General and administrative expenses were $27,641 ($45,075 in 2015) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, office utilities and communication fees, travel and entertainment, bank and foreign exchange fees and general office expenses.  Expenses were higher in 2015 as the Company engaged in some IR activities.  During October 2016 the Company recorded ($86,471) in interest expense and financing costs compared to ($47,875) in 2015.  The interest and financing costs were higher in 2016 as the Company incurred an additional $950,000 in Convertible Debts by October 2016.

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

Off-Balance Sheet Arrangements

At October 31, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of October 31, 2016, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

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

As of October 31, 2016, the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

During the period ended October 31, 2016, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

ITEM 1A.            RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note.  The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016.  The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the "September 2016 Warrants") for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018.  The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share.  As at October 31, 2016, $500,000 has been drawn down and 10,000,000 Warrants have been issued.  Subsequent to the end of the period, on November 25, 2016 the final $50,000 was advanced and the final 1,000,000 Warrants were issued.

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

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Exhibits:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1(1)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1(1)

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

3.2	Bylaws	SB-2	August 31, 2007	3.2

3.2(1)	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.2(1)

3.2 (2)	Amended Bylaws dated September 4, 2014	8-K	September 5, 2014	3.2(2)

10.2	Secured Promissory Note dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.3

10.4	Common Stock Purchase Warrant dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.4

10.5	Amendment to Secured Promissory Note dated October 9, 2014	8-K	October 15, 2014	10.5

10.7*	Second Amendment to Secured Promissory Note with KF Business Ventures, LP dated March 5, 2015	8-K	May 22, 2015	10.7

10.8*	Amended and Restated Common Stock Purchase Warrant with KF Business Ventures, LP dated February 3, 2014	8-K	May 22, 2015	10.8

10.9*	Amended and Restated Common Stock Purchase Warrant with KF Business Ventures, LP dated October 9, 2014	8-K	May 22, 2015	10.9

10.10*	Common Stock Purchase Warrant with KF Business Ventures, LP dated March 5, 2015	8-K	May 22, 2015	10.10

10.6	Agreement and Plan of Merger by and among MeeMee Media Inc. All Screens Media LLC. And the Holders of the Membership Interests of All Screens Media LLC dated May 19, 2015.	8-K	May 22, 2015	10.6

10.8	Employment Agreement dated May 19, 2015 with Denis Barry (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.8

10.9	Employment Agreement dated May 19, 2015 with Peter Heumiller (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	July 22, 2015	10.9

10.10	Employment Agreement dated May 19, 2015 with Howard Sichel (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	July 22, 2015	10.10

10.11	Promissory Note dated May 19, 2015 with All Screens Media LLC (filed as Exhibit C to the Agreement and Plan of Merger filed as Exhibit 10.6)	8K	April 6, 2016	10.11

10.12	Security Agreement dated May 19, 2015 with All Screens Media LLC (filed as Exhibit D to the Agreement and Plan of Merger filed as Exhibit 10.6)	8K	April 6, 2016	10.12

10.13	Exclusive License Agreement by and among MeeMee Media Inc., ECA World Fitness Alliance and Carol Scott dated July 17, 2015.	8K	April 6, 2016	10.13

10.14	Consulting Agreement dated July 17, 2015 with Carol Scott (filed as Exhibit B to the Exclusive License Agreement filed as Exhibit 10.13)	8K	April 6, 2016	10.14

10.15	Third Amendment to Secured Promissory Note and Warrants with KF Business Ventures, LP dated April 6, 2016	8K	April 6, 2016	10.15

10.16	First Amendment to Security Agreement dated April 6, 2016	8K	May 2, 2016	10.16

10.17	Common Stock Purchase Warrant (April 2016 Warrant) with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.17

10.18	Secured Promissory Note for $175,000 with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.18

10.19	Secured Promissory Note for $25,000 with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.19

10.20	Amendment to Agreement and Plan of Merger and Secured Note with All Screens Media, LLC dated May 2, 2016	8-K	May 2, 2016	10.20

10.21	Secured Promissory Note for $250,000 with KF Business Ventures, LP dated May 6, 2016	8K	May 6, 2016	10.21

10.22	Secured Convertible Grid Promissory Note for $550,000 with KF Business Ventures, LP dated September 2, 2016	8K	September 2, 2016	10.22

10.23	Common Stock Purchase Warrant with KF Business Ventures, LP dated September 2, 2016	8K	September 2, 2016	10.23

10.24	Omnibus Amendment with KF Business Ventures, LP dated September 2, 2016	8K	September 2, 2016	10.24

10.25	Second Amendment to Agreement and Plan of Merger and Secured Note with All Screens Media LLC dated September 28, 2016	8K	September 2, 2016	10.25

10.26	Assignment Agreement among ECA360, ECA World Fitness and Carol Scott dated October 14, 2016	8K	October 19, 2016	10.26

10.27	Termination and Commission Agreement among ECA360, ECA World Fitness and Carol Scott dated October 14, 2016	8K	October 19, 2016	10.27

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

** missing from 2015 listing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 16th day of December, 2016.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer and Director

BY:	/s/ MARTIN DOANE
Martin Doane, President, Principal Financial Officer, Treasurer, Secretary and Director