Form 10-Q
period 2017-01-31
MeeMee Media Inc.
filed 2017-03-22
CIK 1411009

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

At March 22, 2017, the Registrant had 43,075,000 common shares outstanding.

MEEMEE MEDIA INC.

Index to Form 10-Q
For the Quarterly Period Ended January 31, 2017

MEEMEE MEDIA INC.
BALANCE SHEET
(Expressed in US Dollars)

	January 31,	July 31,
	2017 (Unaudited)	2016

ASSETS
Current Assets:
Cash	$120,065	$4,333
Advances to All Screen Media	904,000	675,000
Accounts Receivables	2,000	-
Prepaid expenses	8,333	2,500
	$1,034,399	$681,833

ECA License & Intellectual Properties	189,913	189,913

Total Assets	$1,224,311	$871,746

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$182,048	$262,055
Deferred revenues	67,428	-
Due to related parties	697,706	658,791

	$947,182	$920,846
Long Term Liabilities:
Convertible Promissory notes & Convertible Loans payable (net of debt discounts)	$1,986,595	$1,747,757

Total Liabilities	$2,933,777	$2,668,603

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock Authorized: 150,000,000 shares authorized with a $0.001 par value Issued and outstanding: 43,075,000 and 43,075,000 as of 1/31/17 and 07/31/16 respectively	$43,075	$43,075

Additional Paid-in Capital	3,238,848	2,709,247

Deficit Accumulated During the Development Stage	(4,991,389)	(4,549,179)

Total Stockholders' Deficit	(1,709,466)	(1,796,857)

Total Liabilities and Stockholders' Equity (Deficit)	$1,224,311	$871,746

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2017	2016	2017	2016
INCOME
ECA Conference Income	1,375	-	1,375	-
Conference Costs	4,751	-	4,751	-

NET REVENUES	(3,376)	-	(3,376)	-

EXPENSES
Operating Expenses
Advertising, marketing and promotion	-	26,484	9,500	47,840
General and administrative expenses	60,691	39,947	88,332	107,522
Commissions	-	40,401	-	58,139
Consulting fees and outside services	83,303	45,801	122,918	89,680
Shareholder relations	-	3,468	614	18,218
Due Dilligence	-	-	-	-
Total Expenses	143,994	156,101	221,364	321,399

NET LOSS FROM OPERATIONS	$(147,370)	$(156,101)	$(224,740)	$(321,399)

Other income/expenses
Foreign currency transaction gain (loss)	(9)	(37)	970	(50)
Write down of bad debt	-	(91,039)	-	(91,039)
Interest and miscellaneous income	-	-	-	-
Interest expense and financing costs	(131,968)	(39,759)	(218,439)	(87,634)
	$(131,977)	$(130,835)	$(217,469)	$(178,723)

NET (LOSS) INCOME	$(279,347)	$(286,936)	$(442,209)	$(500,122)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	43,075,000	40,075,000	43,075,000	38,659,699

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	For the Six Months Ended January 31,
	2017	2016
OPERATING ACTIVITIES
Net (loss)	$(442,209)	$(500,122)

Adjustments to reconcile net loss to net cash used in operating activities:
- Interest expense	218,439	87,634

Changes in operating assets and liabilities:
- Increase (decrease) in accounts payable - related party	38,915	39,028
- (Increase) decrease in accounts receivable	(2,000)	-
- Increase (decrease) in accounts payable	(80,007)	(50,064)
- Increase (decrease) in deferred revenues	67,427	157,481
- (Increase) decrease in prepaid expenses	(5,833)	6,250
Net Cash (used by) Operating Activities	(205,268)	(259,793)

INVESTING ACTIVITIES
Issuance of Loan Receivable	-	253,541
Advances to All Screen Media	(229,000)	(275,000)
Net Cash Used By Investing Activities	(229,000)	(21,459)

FINANCING ACTIVITIES
Issuances of common stock I	-	340,000
Increase (decrease) in note payable	550,000	-
Net Cash Provided By Financing Activities	550,000	340,000

NET CHANGE IN CASH	115,732	58,747

CASH AND CASH EQUIVALENTS- Beginning of Period	4,333	3,238

CASH AND CASH EQUIVALENTS - End of Period	$120,065	$61,985

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
(Unaudited)

NOTE 1.          CONDENSED  FINANCIAL  STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2016 audited financial statements.  The results of operations for the period ended January 31, 2017 are not necessarily indicative of the operating results for the full year.

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
January 31, 2017
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

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2017
(Unaudited)

NOTE 3.          GOING CONCERN (continued)

At January 31, 2017 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of January 31, 2017, the Company has generated minimal revenues and has accumulated losses of ($4,991,389) since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

NOTE 5.          STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

Opening Balance, July 31, 2016	43,075,000

Common shares issued during the period	nil

Closing Balance, January 31, 2017	43,075,000

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2107
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
January 31, 2017
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
January 31, 2017
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

On September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note.  The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016.  The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the "September 2016 Warrants") for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018.  The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share.  As at January 31, 2017, $550,000 have been drawn against the Promissory Note and 11,000,000 Share Purchase Warrants have been issued.

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

NOTE 6.          RELATED PARTY TRANSACTIONS

As at January 31, 2017, an aggregate of $697,706 (July 31, 2016 - $658,791) is owed to related parties. $194,485 is owed to a former director and officer for unpaid salary, $440,753 is owed to a current director and officer for unpaid salary and $62,468  is owed to a company controlled by a current officer and director for funds advanced and a payment made to a creditor on behalf of the Company.  As at January 31, 2017, an aggregate of $45,000 (July 31, 2016 - $90,000) was recorded as consulting fees for consulting services rendered by the officers of the Company.

MEEMEE MEDIA INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2017
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
January 31, 2017
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

On April 6, 2016, the Company also entered into an additional Secured Promissory note in the principal amount of $25,000.  The note will accrue interest at the rate of 10% per annum and will mature on December 31, 2017.  The Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.06 per share.

On May 12, 2016 the Company entered into a Secured Promissory note in the principal amount of $250,000.  The $250,000 Note will accrue interest at the rate of 10% per annum and will mature on December 31, 2017 and also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.06 per share.

On September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note.  The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016.  The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the "September 2016 Warrants") for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018.  The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share. As at January 31, 2017, the Company had drawn $550,000 and 11,000,000 Warrants have been issued.

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

Liquidity and Capital Resources

At January 31, 2017, we had total current assets of $1,034,399 ($120,065 in cash, $2,000 in accounts receivable, $8,333 in prepaids and $904,000  in advances paid to ASM pursuant to the Merger) against total current liabilities of $947,182 compared to total current assets of $681,833 and total current liabilities of $920,846 at July 31, 2016.  We had working capital of $87,217 compared to a working capital deficit of ($239,013) at July 31, 2016.  Our long term liabilities consisting of the Convertible Promissory Note and Convertible Loans payable due to mature December 31, 2017 was $1,986,595 as at January 31, 2017 compared to $1,747,757 as at July 31, 2016.  We incurred a net loss of ($442,209) for the six months ending January 31, 2017 compared to a loss of ($500,122) in 2016.  Our aggregate deficit since inception is ($4,991,389).

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Another source of funding has been through convertible promissory notes and convertible loans with KF Business Ventures.  As at January 31, 2017, the aggregate convertible promissory notes and loans inclusive of accrued interest payable to KF Business Ventures is $2,474,705 ($1,986,595 net of debt discount of $488,110).

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

As at January 31, 2017, an aggregate of $697,706 is owed to our officers and other related parties for services rendered.  Management is in discussions to try to settle certain portions of the accounts payable to related and non-related parties.

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

Results of Operations

For the three months ended January 31, 2017 and 2016

During the three months ended January 31, 2017, the Company recorded $1,375 from revenue generated by ECA360 from membership fees.  When offset by conference costs totaling $4,751, resulted in net revenue of ($3,376).

On a consolidated basis, during the three-month periods ended January 31, 2017 we had a net loss of ($279,347) compared to a net loss of ($286,936) for the three-month period ended January 31, 2016.  The changes are explained below.

Operating Expenses:  During the three months ended January 31, 2017, the Company did not incur  advertising and promotional fees, however  $26,484 was incurred by ECA during the three month period ended January 31, 2016 for the advertising, marketing and promotion of the ECA World Fitness Alliance 2016 fitness conference. No commissions were paid in 2017 while $40,401 was paid to the principal of ECA in 2016.  Total consulting and outside services of $83,303 was incurred for the three month period in 2017 of which $77,918 was incurred by ECA360 compared to $45,801 in 2016. General and administrative expenses were  $60,691 ($39,947 in 2016) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, office utilities and communication fees, travel and entertainment, bank and foreign exchange fees and general office expenses.  Expenses were higher in 2016 primarily as a result of commission paid to the principal of ECA per the Licence Agreement and expenses incurred in the promotion of the ECA World Fitness Alliance 2016 conference through an extensive advertising campaign.  During the three months ended January 31, 2017, the Company recorded $131,968 in interest expense and financing costs compared to $39,759 in 2016.  The interest and financing costs were higher in 2017 as the Company incurred an additional $1,000,000 in Convertible Debts by January 2017.

For the six months ended January 31, 2017 and 2016

On a consolidated basis, during the six-month periods ended January 31, 2017 we had a net loss of ($442,209) compared to a net loss of ($500,122) for the six-month period ended January 31, 2016.  The changes are explained below.

Operating Expenses:  Advertising and promotional fees of $9,500 was incurred by ECA360 during the six month period ended January 31, 2017 ($47,840 in 2016). No commissions were paid in 2017 while $58,139 was paid to the principal of ECA in 2016.  Total consulting and outside services of $122,918 was incurred for the six month period in 2017 of which $77,918 was incurred by ECA360 compared to $89,680 in 2016.  General and administrative expenses were $88,332 ($107,522 in 2016) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, office utilities and communication fees, travel and entertainment, bank and foreign exchange fees and general office expenses.  Expenses were higher in 2016 as the Company engaged in some IR activities, paid commission to the principal of ECA per the Licence Agreement, and due to consulting fees and advertising incurred in the promotion of the ECA World Fitness Alliance 2016 conference. During the six months ended January 31, 2017,  the Company recorded $218,439 in interest expense and financing costs compared to $87,634 in 2016.  The interest and financing costs were higher in 2017 as the Company incurred an additional $1,000,000 in Convertible Debts by January 31, 2017.

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

Off-Balance Sheet Arrangements

At January 31, 2017, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of January 31, 2017.

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of January 31, 2017, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

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

As of January 31, 2017 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

During the period ended January 31, 2017, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

On September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note.  The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016.  The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the "September 2016 Warrants") for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018.  The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share.  As at January 31, 2017, $550,000 has been drawn down and 11,000,000 Warrants have been issued.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Exhibits:
		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1(1)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1(1)

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

3.2	Bylaws	SB-2	August 31, 2007	3.2

3.2(1)	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company's Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.2(1)

3.2 (2)	Amended Bylaws dated September 4, 2014	8-K	September 5, 2014	3.2(2)

10.2	Secured Promissory Note dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.3

10.4	Common Stock Purchase Warrant dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.4

10.5	Amendment to Secured Promissory Note dated October 9, 2014	8-K	October 15, 2014	10.5

10.7*	Second Amendment to Secured Promissory Note with KF Business Ventures, LP dated March 5, 2015	8-K	May 22, 2015	10.7

10.8*	Amended and Restated Common Stock Purchase Warrant with KF Business Ventures, LP dated February 3, 2014	8-K	May 22, 2015	10.8

10.9*	Amended and Restated Common Stock Purchase Warrant with KF Business Ventures, LP dated October 9, 2014	8-K	May 22, 2015	10.9

10.10*	Common Stock Purchase Warrant with KF Business Ventures, LP dated March 5, 2015	8-K	May 22, 2015	10.10

10.6	Agreement and Plan of Merger by and among MeeMee Media Inc. All Screens Media LLC. And the Holders of the Membership Interests of All Screens Media LLC dated May 19, 2015.	8-K	May 22, 2015	10.6

10.8	Employment Agreement dated May 19, 2015 with Denis Barry (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.8

10.9	Employment Agreement dated May 19, 2015 with Peter Heumiller (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	July 22, 2015	10.9

10.10	Employment Agreement dated May 19, 2015 with Howard Sichel (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	July 22, 2015	10.10

10.11	Promissory Note dated May 19, 2015 with All Screens Media LLC (filed as Exhibit C to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	April 6, 2016	10.11

10.12	Security Agreement dated May 19, 2015 with All Screens Media LLC (filed as Exhibit D to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	April 6, 2016	10.12

10.13	Exclusive License Agreement by and among MeeMee Media Inc., ECA World Fitness Alliance and Carol Scott dated July 17, 2015.	8-K	April 6, 2016	10.13

10.14	Consulting Agreement dated July 17, 2015 with Carol Scott (filed as Exhibit B to the Exclusive License Agreement filed as Exhibit 10.13)	8-K	April 6, 2016	10.14

10.15	Third Amendment to Secured Promissory Note and Warrants with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.15

10.16	First Amendment to Security Agreement dated April 6, 2016	8-K	May 2, 2016	10.16

10.17	Common Stock Purchase Warrant (April 2016 Warrant) with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.17

10.18	Secured Promissory Note for $175,000 with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.18

10.19	Secured Promissory Note for $25,000 with KF Business Ventures, LP dated April 6, 2016	8-K	April 6, 2016	10.19

10.20	Amendment to Agreement and Plan of Merger and Secured Note with All Screens Media, LLC dated May 2, 2016	8-K	May 2, 2016	10.20

10.21	Secured Promissory Note for $250,000 with KF Business Ventures, LP dated May 6, 2016	8-K	May 6, 2016	10.21

10.22	Secured Convertible Grid Promissory Note for $550,000 with KF Business Ventures, LP dated September 2, 2016	8-K	September 2, 2016	10.22

10.23	Common Stock Purchase Warrant with KF Business Ventures, LP dated September 2, 2016	8-K	September 2, 2016	10.23

10.24	Omnibus Amendment with KF Business Ventures, LP dated September 2, 2016	8-K	September 2, 2016	10.24

10.25	Second Amendment to Agreement and Plan of Merger and Secured Note with All Screens Media LLC dated September 28, 2016	8-K	September 2, 2016	10.25

10.26	Assignment Agreement among ECA360, ECA World Fitness and Carol Scott dated October 14, 2016	8-K	October 19, 2016	10.26

10.27	Termination and Commission Agreement among ECA360, ECA World Fitness and Carol Scott dated October 14, 2016	8-K	October 19, 2016	10.27

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 22nd day of March, 2017.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer and Director

BY:	/s/ MARTIN DOANE
Martin Doane, President, Principal Financial Officer, Treasurer, Secretary and Director