Form 10-Q
period 2017-04-30
MeeMee Media Inc.
filed 2019-04-30
CIK 1411009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]  NO [  ]

At April 28, 2019 the Registrant had 43,075,000 common shares outstanding.

MEEMEE MEDIA INC.

Index to Form 10-Q

For the Quarterly Period Ended April 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEEMEE MEDIA INC.
BALANCE SHEET
(Expressed in US Dollars)

	April 30,	July 31,
	2017	2016
	(Unaudited)

ASSETS

Current Assets:
Cash	$-	$4,333
Prepaid expenses	5,833	2,500
	$5,833	$6,833

Advances to All Screen Media	911,500	675,000
ECA License & Intellectual Properties	189,913	189,913

Total Assets	$1,107,246	$871,746

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$266,555	$262,055
Cash overdraft	2,324	-
Deferred revenues	3,529	-
Due to related parties	720,206	658,791
	$992,614	$920,846

Long Term Liabilities:
Convertible Promissory notes & Convertible Loans payable (net of debt discounts)	$2,122,033	$1,747,757

Total Liabilities	$3,114,647	$2,668,603

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
Authorized: 150,000,000 shares authorized with a $0.001 par value
Issued and outstanding: 43,075,000 and 43,075,000 as of 4/30/17 and 07/31/16 respectively	$43,075	$43,075
Additional Paid-in Capital	3,238,848	2,709,247
Deficit Accumulated During the Development Stage	(5,289,324)	(4,549,179)

Total Stockholders' Deficit	(2,007,401)	(1,796,857)

Total Liabilities and Stockholders' Equity (Deficit)	$1,107,246	$871,746

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2017	2016	2017	2016

INCOME
ECA Conference Income	$192,192	$344,293	$193,567	$344,293
Conference Costs	144,427	145,741	149,178	145,741

NET REVENUES	$47,765	$198,552	$44,389	$198,552

EXPENSES

Operating Expenses
Advertising, marketing and promotion	33,994	8,597	43,494	56,437
General and administrative expenses	21,236	48,602	109,568	111,124
Commissions	5,540	44,969	5,540	103,108
Consulting fees and outside services	149,424	62,404	272,342	197,084
Shareholder relations	0	500	614	18,718
Due Dilligence	-	-	-	-
Total Expenses	210,194	165,072	431,558	486,471

NET LOSS FROM OPERATIONS	$(162,429)	$33,480	$(387,169)	$(287,919)

Other income/expenses
Foreign currency translation gain (loss)	(68)	1,869	902	1,818
Write down of bad debt	-	-	-	(91,039)
Interest and miscellaneous income	-	(47,250)	-	(134,884)
Interest expense and financing costs	(135,439)	(70,000)	(353,878)	(70,000)
	$(135,507)	$(115,381)	$(352,976)	$(294,105)

NET (LOSS) INCOME	$(297,936)	$(81,901)	$(740,145)	$(582,024)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND FULLY DILUTED)	43,075,000	40,075,000	43,075,000	39,126,282

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(Expressed in US Dollars)
2017
(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance July 31, 2016	43,075,000	43,075	2,709,247	(4,549,179)	(1,796,857)

August 31, 2016 - Discount on debt for warrants granted			193,714		193,714

September 27, 2016 - Discount on debt for warrants granted			193,430		193,430

October 27, 2016 - Discount on debt for warrants granted			96,611		96,611

Net loss for the quarter ended October 31, 2016				(162,863)	(162,863)

Balance, October 31, 2016	43,075,000	43,075	3,193,002	(4,712,042)	(1,475,965)

November 27, 2016 - Discount on debt for warrants granted			45,846		45,846

Net loss for the quarter ended January 31, 2017				(279,347)	(279,347)

Balance, January 31, 2017	43,075,000	43,075	3,238,848	(4,991,389)	(1,709,466)

Net loss for the quarter ended April 30, 2017				(297,935)	(297,935)

Balance, April 30, 2017	43,075,000	43,075	3,238,848	(5,289,324)	(2,007,401)

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(Expressed in US Dollars)
2016
(Unaudited)

	Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balance July 31, 2015	36,825,000	36,825		2,204,086	(3,787,406)	(1,546,495)

August 5, 2015 - Stock issued for services valued at $0.16 per share for $40,000	250,000	250		39,750	-	40,000

October 26, 2015 - Stock issued for cash at $0.10 per share for $300,000	3,000,000	3,000		297,000	-	300,000

Net loss for the quarter ended October 31, 2015					(213,188)	(213,188)
Balance, October 31, 2015	40,075,000	40,075	-	2,540,836	(4,000,594)	(1,419,683)

Net loss for the quarter ended January 31, 2016					(286,934)	(286,934)
Balance, January 31, 2016	40,075,000	40,075	-	2,540,836	(4,287,528)	(1,706,617)

April 8, 2016 - Stock issued pursuant to Extension of Maturity Date of Promissory Note @ deemed value of $0.035 per share			2,000	68,000	-	70,000

April 8, 2016 - Discount on debt (Warrants in April 2016)				69,822		69,822
Interest on revalued March 5, 2015 Warrants				242		242
Interest on revalued October 9, 2014 Warrants				606		606
Interest on revalued February 3, 2014 Warrants				741		741

Net loss for the quarter ended April 30, 2016					(81,902)	(81,902)
Balance, April 30, 2016	40,075,000	40,075	2,000	2,680,247	(4,369,430)	(1,647,108)

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
(Unaudited)

	For the Nine Months Ended April 30,
	2017	2016

OPERATING ACTIVITIES

Net (loss)	$(740,145)	$(582,022)

Adjustments to reconcile net loss to net cash used in operating activities:

Interest expense	353,877	-
Bad debt	-	91,039
Warrants and common stock issued for convertible debt	-	203,265
Modification of warrants issued for convertible debt	-	1,589
Changes in assets and liabilities
Increase (decrease) in accounts payable	4,500	58,277
Increase (decrease) in deferred revenues	3,529	-
(Increase) decrease in prepaid expenses	(3,333)	(4,375)
Net Cash (used by) Operating Activities	(381,572)	(232,227)

INVESTING ACTIVITIES
Advances to All Screen Media	(236,500)	(275,000)
Net Cash Used By Investing Activities	(236,500)	(275,000)

FINANCING ACTIVITIES
Cash overdraft	2,324	-
Increase in note payable	-	200,000
Increase in due to related parties	61,415	61,528
Issuances of common stock	-	340,000
Increase (decrease) in note payable	550,000	-
Net Cash Provided By Financing Activities	613,739	601,528

NET CHANGE IN CASH	(4,333)	94,300
	-
CASH AND CASH EQUIVALENTS - Beginning of Period	4,333	3,238

CASH AND CASH EQUIVALENTS - End of Period	$-	$97,538

The accompanying notes are an integral part of these financial statements.

MEEMEE MEDIA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 1.

CONDENSED  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2016 audited financial statements.  The results of operations for the period ended April 30, 2017 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ECA360 Corp.

NOTE 2.

RECENT DEVELOPMENTS

AGREEMENT AND PLAN OF MERGER WITH ALL SCREENS MEDIA, LLC

On May 21, 2015, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with All Screens Media, LLC, and the holders of 100% of the membership interests of ASM (the “ASM Members”).  Subject to the terms and conditions of the Merger Agreement, MeeMee shall establish a wholly-owned subsidiary (the “Merger Sub”) prior to closing which shall be merged with and into ASM (the “Merger”) and ASM shall be the surviving company in the Merger and shall continue its limited liability company existence under the laws of the State of Nevada and shall succeed to and assume all of the rights and obligations of ASM and Merger Sub in accordance with the NRS and shall become, as a result of the Merger, a direct wholly-owned subsidiary of MeeMee.

In connection with the Merger Agreement, the Company and ASM entered into a Secured Promissory Note dated May 19, 2015 (the “Promissory Note”).  The Promissory Note provides that the Company will fund ASM a total of up to $900,000 in increments of no less than $225,000 on or earlier than each of June 15, 2015, July 15, 2015 and August 15, 2015, and September 15, 2015.

Upon the closing of the Merger Agreement, the Company shall issue 10,000,000 restricted shares of common stock to the ASM Members, and up to an additional 5,000,000 restricted shares of common stock to the ASM Members subject the achievement of certain 12 and 24 month EBITDA thresholds to be mutually agreed upon prior to the closing. The Merger Agreement is subject to several closing conditions, including, without limitation: (i) the Company’s completion of the funding in the total amount of $900,000 Promissory Note; (ii) the Company’s issuance of an aggregate of 3,000,000 Stock Options to the ASM Members at the per share price of $0.12; and (iii) ASM completing an audit and delivering to the Company financial statements prepared in compliance with GAAP.  The parties’ objective is to close the Merger on a date to be specified by the parties which shall be no later than the second business day after satisfaction or waiver of the closing conditions set forth in the Merger Agreement.

MEEMEE MEDIA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

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

On September 28, 2016, we entered into a Second Amendment to the Agreement and Plan of Merger amending the ASM Financial Statements required to be delivered for the Closing and extending the Closing Date to April 30, 2017. All other terms and conditions remains in effect.  ASM is working on the accounting for the Financial Statements. In April 2018, the Company and All Screens Media, LLC agreed to extend the closing date to December 31, 2018. Currently, the Company is negotitating a separation agreement with All Screens Media, LLC.

As of April 30, 2017, the total amount advanced to ASM is $911,500.

EXCLUSIVE LICENSE AGREEMENT WITH ECA WORLD FITNESS ALLIANCE

On July 17, 2015, the Company entered into an Exclusive License Agreement (the “Agreement”) with ECA World Fitness Alliance, (“ECA”) and the sole owner of ECA granting the Company an exclusive and perpetual right and license to the Marks and Intellectual Property of ECA. In connection with the Agreement, (i) MeeMee issued the sole owner of ECA an initial royalty payment in the form of One Million (1,000,000) shares of restricted common stock of the Company; (ii) MeeMee shall further issue to the sole owner of ECA additional royalties in the amounts of up to 300,000 shares of restricted common stock of the Company per year for the first two years from the effective date in the event certain revenue milestones are achieved; (iii) MeeMee will arrange for payment in the outstanding amount of $89,913 owed by ECA to the Marriott Marquis Hotel in New York, New York; and (iv) pursuant to the terms of the Agreement, MeeMee has the right to purchase any and all assets, intellectual property, inventory, products and business of ECA worldwide at a purchase price of $1.00 pursuant to a mutually agreeable form of purchase agreement.

On October 14, 2016, the Company through its wholly owned subsidiary ECA360 entered into an Asset Assignment and Termination Agreement with the sole shareholder of ECA World Fitness Alliance (“ECA”) whereby the License Agreement and all the intellectual properties used in the operations of the License was assigned to ECA360 for $1.00 and the assumption of the current liability of $51,198 to the Marriott Marquis Hotel in New York, New York.  All other liabilities of ECA remained with the sole shareholder of ECA and all other obligation or commitment to the sole shareholder was terminated.

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

MEEMEE MEDIA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 3.

GOING CONCERN (continued)

At April 30, 2017 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of April 30, 2017, the Company has generated minimal revenues and has accumulated losses of ($5,289,324) since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4.

RECENT PRONOUNCEMENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 5.

STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

Opening Balance, July 31, 2016	43,075,000

Common shares issued during the period	nil

Closing Balance, April 30, 2017	43,075,000

MEEMEE MEDIA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 5.

STOCKHOLDERS' EQUITY (continued)

Warrants

On February 3, 2014 the Company entered into a Secured Promissory Note, a Security Agreement and a Common Stock Purchase Warrant (the “February 2014 Warrant”) with an accredited investor.  The February 2014 Warrant provides for the grant of warrants to purchase up to 3,000,000 shares of the Company’s common stock to the Holder with a 5 year term at an exercise price of $0.50 per share. The fair value of the warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.07%, volatility factor of 506.18%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the February 2014 Warrants in the amount of $107,144, which was recorded as a discount and amortized over the life of the Note.  On April 6, 2016, the Company and the Holder agreed to reduce the exercise price of the warrants to $0.06 while the rest of the terms remained the same. The Company recorded the incremental value for the modification of the award and recorded an expense of $741.

Effective October 9, 2014, the Company amended the Secured Promissory Note and the February 2014 Warrant  (the “First Amendment”) so that (i) the exercise price under the February 2014 Warrant was reduced from $0.50 per share to $0.25 per share, and (ii) the exercise price under the February 2014 Warrant may be further reduced to a reset price as follows: if the average of the closing prices of the Company common stock for the fifteen trading days after October 31, 2014 is less than $0.25 per share, than the exercise price shall be reset to such less price.  On April 6, 2016, the Company and the Holder agreed to reduce the exercise price of the warrants to $0.06 while the rest of the terms remained the same.  The Company recorded the incremental value for the modification of the award and recorded an expense of $606.

Furthermore on October 9, 2014, in connection with the First Amendment, the Company issued the Holder an additional Common Stock Purchase Warrant dated October 9, 2014 (the “October 2014 Warrant”) to purchase up to 5,000,000 shares of Company common stock.  The October 2014 Warrant has a term of 5 years and an exercise price of $0.25 per share, subject to a reduction under the same reset conditions as provided in the February 2014 Warrant. The fair value of the October 2014 Warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.10%, volatility factor of 711.94%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the October 2014 Warrants in the amount of $24,424, which was recorded as a discount and amortized over the life of the Note.

On March 5, 2015, the Company entered into a second amendment (the “Second Amendment”) to the Secured Promissory Note of February 3, 2014 (the “Note”) and Common Stock Purchase Warrants dated February 3, 2014 and October 9, 2014 (the “Warrants”) with an accredited investor (the “Holder”).  The Second Amendment amended the Note and the first amendment to the Note of October 9, 2014 (the “First Amendment”) to include a section allowing for the conversion of the Note by the Holder.  The conversion feature in the Second Amendment grants the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Note at any time or times by delivering to the Company a duly executed facsimile copy of a notice of conversion. The conversion price per share of the Common Stock under the Second Amendment is ten cents ($0.10), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

MEEMEE MEDIA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

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

Furthermore, the Second Amendment also provided for the issuance to of an additional Common Stock Purchase Warrant dated March 5, 2015 (the “March 2015 Warrant”) to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share (subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company) with a five (5) year term pursuant to a Warrant Agreement.  The fair value of the March 2015 Warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.25%, volatility factor of 242.10%, and a weighted average expected life of 5 years.  The Company assigned a relative fair market value to the Warrants in the amount of $166,836, which was recorded as a discount and amortized over the life of the Note.

On April 6, 2016, the Company entered into a third amendment (the “Third Amendment”) to the Secured Promissory Note of February 3, 2014 (the “Note”) so that the maturity date of the Note was extended from August 3, 2015 to December 31, 2017 and all interest due under the Note as of August 3, 2015 was capitalized.

The Third Amendment amended the Note, the first amendment to the Note dated October 9, 2014 (the “First Amendment”) and the second amendment to the Note of March 5, 2015 (the “Second Amendment”) to include a section allowing for the adjustment of the conversion price granting the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Note at any time or times at a conversion price per share of six cents ($0.06) per Common Share, subject to adjustment as provided in the Second Amendment.  The amount of outstanding principal under the Note continues to bear interest at a rate of one percent (1%) per month and the Company and the Holder agree that all accrued interest shall be added to the principal balance of the secured Note such that the principal amount of the secured Note as of the date of the Third Amendment is US $1,282,176.  The maturity date of the note is December 31, 2017.

MEEMEE MEDIA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 5.

STOCKHOLDERS' EQUITY (continued)

Warrants (continued)

Furthermore, the Third Amendment also provided for the issuance of an additional Common Stock Purchase Warrant dated April 6, 2016 (the “April 2016 Warrant”) to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share with a five (5) year term pursuant to a Warrant Agreement as well as the issuance of 2,000,000 common shares as an inducement fee for the extension. The fair value of the April 2016 Warrants granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.22%, volatility factor of 276%, and a weighted average expected life of 5 years. The Company assigned a relative fair market value to the April 2016 Warrants in the amount of $69,822, which was recorded as a discount and amortized over the remaining life of the Note.

On September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note.  The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016.  The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the “September 2016 Warrants”) for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018.  The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share.  As at January 31, 2017, $550,000 have been drawn against the Promissory Note and 11,000,000 Share Purchase Warrants have been issued.

Also on September 2, 2016, the Company entered into an Omnibus Amendment to the Secured Promissory Note dated February 3, 2014, the $175,000 Note dated April 6, 2016, the $25,000 Note dated April 6, 2016 and the $250,000 Note dated May 6, 2016 (the “Notes”) and Common Stock Purchase Warrants dated February 3, 2014, October 9, 2014, March 5, 2015 and April 6, 2016 (the “Amended and Restated Warrants”).  The Omnibus Amendment amended the Notes to reduce the conversion price per share of the Common Stock to five cents ($0.05), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company, and also provided for the amendment of the Warrants such that the exercise price of the Warrants is adjusted to five cents ($0.05) per common share, subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

NOTE 6.

RELATED PARTY TRANSACTIONS

As at April 30, 2017, an aggregate of $720,206 (July 31, 2016 - $658,791) is owed to related parties. $194,485 is owed to a former director and officer for unpaid salary, $463,253 is owed to a current director and officer for unpaid salary and $62,467 is owed to a company controlled by a current officer and director for funds advanced and a payment made to a creditor on behalf of the Company.  As at April 30, 2017, an aggregate of $67,500 (July 31, 2016 - $90,000) was recorded as consulting fees for consulting services rendered by the officers of the Company.

MEEMEE MEDIA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 7.

CONVERTIBLE NOTES PAYABLE

On February 3, 2014, the Company entered into a Secured Promissory Note in the principal amount of $1,000,000 (the “Note”), a Security Agreement and Common Stock Purchase Warrant (the “February 2014 Warrant”) with an accredited investor (the “Holder”).

The Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable thereunder, shall be due and payable on the date which is the first to occur between (i) the closing of the Company’s previously announced acquisition of a Latin American mobile services target (the “Acquisition”); or (ii) six (6) months after the date of the Note.

The amount of outstanding principal under the Note bears interest at a rate of one percent (1%) per month; provided, however, upon the occurrence of an uncured event of default under the Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Holder.  The obligations of the Company under the Note are secured pursuant to the terms of the Security Agreement, which grants the Holder a first-priority security interest and lien against the Company’s assets.

On October 9, 2014, the Company amended the Secured Promissory Note so that (i) the maturity date of the Note was extended from August 3, 2014 to August 3, 2015 and (ii) all interest due under the Note as of August 3, 2014 was capitalized.

On March 5, 2015, the Company entered into a second amendment (the “Second Amendment”) to the Secured Promissory Note of February 3, 2014 (the “Note”). The Second Amendment amended the Note and the first amendment to the Note of October 9, 2014 (the “First Amendment”) to include a section allowing for the conversion of the Note by the Holder. The conversion feature in the Second Amendment grants the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Note at any time or times by delivering to the Company a duly executed facsimile copy of a notice of conversion. The conversion price per share of the Common Stock under the Second Amendment is ten cents ($0.10), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company. On the maturity date, all interest due under the Note as of August 3, 2015 was capitalized and all terms under the Note continue to remained in effect with the same conditions as contemplated under the Second Amendment.

On April 6, 2016, the Company entered into a third amendment (the “Third Amendment”) to the Secured Promissory Note of February 3, 2014 (the “Note”) so that the maturity date of the Note was extended from August 3, 2015 to December 31, 2017 and all interest due under the Note as of August 3, 2015 was capitalized.

MEEMEE MEDIA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 7.

CONVERTIBLE NOTES PAYABLE (continued)

The Third Amendment amended the Note, the first amendment to the Note dated October 9, 2014 (the “First Amendment”) and the second amendment to the Note of March 5, 2015 (the “Second Amendment”) to include a section allowing for the adjustment of the conversion price granting the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Note at any time or times at a conversion price per share of six cents ($0.06) per Common Share, subject to adjustment as provided in the Second Amendment. The amount of outstanding principal under the Note continues to bear interest at a rate of one percent (1%) per month and the Company and the Holder agree that all accrued interest shall be added to the principal balance of the secured Note such that the principal amount of the secured Note as of the date of the Third Amendment is US $1,282,176.

On April 6, 2016, the Company entered into a second Secured Promissory Note (the “Second Note”) in the amount of $175,000 with the same Accredited Investor as the Note dated February 3, 2014.  The Second Note provides that all unpaid principal, together with the then accrued interest and any other amounts payable thereunder, shall be due and payable on December 31, 2017. The amount of outstanding principal under the Second Note bears interest at a rate of ten percent (10%) per annum; provided, however, upon the occurrence of an uncured event of default under the Second Note, the outstanding principal at the time of such uncured event of default shall accrue at the rate of seventeen percent (17%) per annum during the period of time which the event of default is continuing and not cured, and the amount of any and all such default interest shall be payable on demand by the Holder.  The obligations of the Company under the Second Note are secured pursuant to the terms of the Security Agreement dated February 3, 2014 between the Holder and the Company. The Second Note includes a section allowing for the conversion of the Second Note by the Holder granting the Holder the option to convert all or a portion of the outstanding principal and interest due and owing under the Second Note at any time or times by delivering to the Company a duly executed facsimile copy of a notice of conversion. The conversion price per share of the Common Stock under the Second Note is six cents ($0.06), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

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

On September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note. The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016. The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the “September 2016 Warrants”) for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018. The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share. As at April 30, 2017, the Company had drawn $550,000 and 11,000,000 Warrants have been issued.

MEEMEE MEDIA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 7.

CONVERTIBLE NOTES PAYABLE (continued)

Also on September 2, 2016, the Company entered into an Omnibus Amendment to the Secured Promissory Note dated February 3, 2014, the $175,000 Note dated April 6, 2016, the $25,000 Note dated April 6, 2016 and the $250,000 Note dated May 6, 2016 (the “Notes”) and Common Stock Purchase Warrants dated February 3, 2014, October 9, 2014, March 5, 2015 and April 6, 2016 (the “Amended and Restated Warrants”). The Omnibus Amendment amended the Notes to reduce the conversion price per share of the Common Stock to five cents ($0.05), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company, and also provided for the amendment of the Warrants such that the exercise price of the Warrants is adjusted to five cents ($0.05) per common share, subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company. As at April 30, 2017, the Company had drawn $450,000.

NOTE 8.

SUBSEQUENT EVENTS

On August 23, 2017, the Company entered into a Second Omnibus Amendment to the Secured Promissory Note dated February 3, 2014, the $175,000 Note dated April 6, 2016, the $25,000 Note dated April 6, 2016 and the $250,000 Note dated May 6, 2016 (the “Notes”) and Common Stock Purchase Warrants dated February 3, 2014, October 9, 2014, March 5, 2015 and April 6, 2016 (the “Amended and Restated Warrants”). The Second Omnibus Amendment extends the maturity date for each of the Secured Notes, the $175,000 Note, the $25,000 Note and the $250,000 note shall be extended to December 31, 2018. As consideration for entering into this Amendment, the Company issued 5,000,000 warrants with an exercise price of five cents ($0.05) and expires on December 31, 2022. In addition, the Company will capitalize interest through December 31, 2016 and add it to the principal balance on January 1, 2017. The interest for the year ended December 31, 2017 will be capitalized as of January 1, 2018. Finally, on the July and August 2015 warrants the expiration date will be extended to December 31, 2019.

In April 2018, the Company and All Screens Media, LLC agreed to extend the closing date to December 31, 2018. Currently, the Company is negotiating the terms for a separation agreement with All Screens Media, LLC.

On January 24, 2019, the Company entered into an agreement to purchase 100% of AMCO INVEST, a France corporation in exchange for approximately $3,500,000. The Company purchased a portion of the shares from a related party. Currently, the Company is renegotiating certain terms of the agreement.

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

All Screens Media,LLC

On May 21, 2015, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with All Screens Media, LLC, and the holders of 100% of the membership interests of ASM (the “ASM Members”).  Subject to the terms and conditions of the Merger Agreement, MeeMee shall establish a wholly-owned subsidiary (the “Merger Sub”) prior to closing which shall be merged with and into ASM (the “Merger”) and ASM shall be the surviving company in the Merger and shall continue its limited liability company existence under the laws of the State of Nevada and shall succeed to and assume all of the rights and obligations of ASM and Merger Sub in accordance with the NRS and shall become, as a result of the Merger, a direct wholly-owned subsidiary of MeeMee.

In connection with the Merger Agreement, the Company and ASM entered into a Secured Promissory Note dated May 19, 2015 (the “Promissory Note”).  The Promissory Note provides that the Company will fund ASM a total of up to $900,000 in increments of no less than $225,000 on or earlier than each of June 15, 2015, July 15, 2015 and August 15, 2015, and September 15, 2015.

Upon the closing of the Merger Agreement, the Company shall issue 10,000,000 restricted shares of common stock to the ASM Members, and up to an additional 5,000,000 restricted shares of common stock to the ASM Members subject the achievement of certain 12 and 24 month EBITDA thresholds to be mutually agreed upon prior to the closing.  The Merger Agreement is subject to several closing conditions, including, without limitation: (i) the Company’s completion of the funding in the total amount of $900,000 Promissory Note; (ii) the Company’s issuance of an aggregate of 3,000,000 Stock Options to the ASM Members at the per share price of $0.12; and (iii) ASM completing an audit and delivering to the Company financial statements prepared in compliance with GAAP.  The parties’ objective is to close the Merger on a date to be specified by the parties which shall be no later than the second business day after satisfaction or waiver of the closing conditions set forth in the Merger Agreement.

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

As of April 30, 2017, the total amount advanced is $911,500.

In April 2018, the Company and All Screens Media, LLC agreed to extend the closing date to December 31, 2018.

ECA360 Corp.

On July 17, 2015, the Company entered into an Exclusive License Agreement (the “Agreement”) with ECA World Fitness Alliance, (“ECA”) and the sole owner of ECA granting the Company an exclusive and perpetual right and license to the Marks and Intellectual Property of ECA. In connection with the Agreement, (i) MeeMee issued the sole owner of ECA an initial royalty payment in the form of One Million (1,000,000) shares of restricted common stock of the Company; (ii) MeeMee shall further issue to the sole owner of ECA additional royalties in the amounts of up to 300,000 shares of restricted common stock of the Company per year for the first two years from the effective date in the event certain revenue milestones are achieved; (iii) MeeMee will arrange for payment in the outstanding amount of $89,913 owed by ECA to the Marriott Marquis Hotel in New York, New York; and (iv) pursuant to the terms of the Agreement, MeeMee has the right to purchase any and all assets, intellectual property, inventory, products and business of ECA worldwide at a purchase price of $1.00 pursuant to a mutually agreeable form of purchase agreement.

On October 14, 2016, the Company through its wholly owned subsidiary ECA360 entered into an Asset Assignment and Termination Agreement with the sole shareholder of ECA World Fitness Alliance (“ECA”) whereby the License Agreement and all the intellectual properties used in the operations of the License was assigned to ECA360 for $1.00 and the assumption of the current liability of $51,198 to the Marriott Marquis Hotel in New York, New York.  All other liabilities of ECA remained with the sole shareholder of ECA and all other obligation or commitment to the sole shareholder was terminated.

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

Liquidity and Capital Resources

At April 30, 2017, we had total current assets of $5,833 ($0 in cash and $5,833 in prepaids) against total current liabilities of $992,614 compared to total current assets of $6,833 and total current liabilities of $920,846 at July 31, 2016. We had working capital deficit of ($986,781) compared to a working capital deficit of ($914,013) at July 31, 2016. Our long term liabilities consisting of the Convertible Promissory Note and Convertible Loans payable due to mature December 31, 2017 was $2,122,033 as at April 30, 2017 compared to $1,747,757 as at July 31, 2016.  We incurred a net loss of ($740,145) for the nine months ending April 30, 2017 compared to a loss of ($582,024) in 2016.  Our aggregate deficit since inception is ($5,289,324).

Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness. Another source of funding has been through convertible promissory notes and convertible loans with KF Business Ventures. As at April 30, 2017, the aggregate convertible promissory notes and loans inclusive of accrued interest payable to KF Business Ventures is $2,122,033 ($2,541,272 net of debt discount of $419,239).

On August 23, 2017, the Company entered into a Second Omnibus Amendment to the Secured Promissory Note dated February 3, 2014, the $175,000 Note dated April 6, 2016, the $25,000 Note dated April 6, 2016 and the $250,000 Note dated May 6, 2016 (the “Notes”) and Common Stock Purchase Warrants dated February 3, 2014, October 9, 2014, March 5, 2015 and April 6, 2016 (the “Amended and Restated Warrants”).  The Second Omnibus Amendment extends the maturity date for each of the Secured Notes, the $175,000 Note, the $25,000 Note and the $250,000 note shall be extended to December 31, 2018. As consideration for entering into this Amendment, the Company issued 5,000,000 warrants with an exercise price of five cents ($0.05) and expires on December 31, 2022.  In addition, the Company will capitalize interest through December 31, 2016 and add it to the principal balance on January 1, 2017. The interest for the year ended December 31, 2017 will be capitalized as of January 1, 2018.  Finally, on the July and August 2015 warrants the expiration date will be extended to December 31, 2019.

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

As at April 30, 2017, an aggregate of $720,206 is owed to our officers and other related parties for services rendered. Management is in discussions to try to settle certain portions of the accounts payable to related and non-related parties.

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

In the current fiscal year the Company hopes to capitalize on the efforts of the previous year’s ECA event and for the the 2017 event we expect the trade show business to recapture past years' successes, while adding significant revenue from the digital channels we will have put in place once the ASM merger has been completed.

Our plan of operation for the next twelve months will be to work towards the completion of the Merger with All Screens Media, LLC, and the holders of 100% of the membership interests of ASM (the “ASM Members”) as described in the Merger Agreement dated May 21, 2015 and as amended May 2, 2016 and September 28, 2016.  In the event the Merger does not close, we will then (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

For the three months ended April 30, 2017 and 2016

During the three months ended April 30, 2017, the Company recorded $192,192 from revenue generated by ECA360 from their fitness conference and membership fees. When offset by conference costs totaling $144,427, resulted in net revenue of ($47,765).

On a consolidated basis, during the three-month periods ended April 30, 2017 we had a net loss of ($297,936) compared to a net loss of ($81,901) for the three-month period ended April 30, 2016.  The changes are explained below.

Operating Expenses:  During the three months ended April 30, 2017, the Company incurred advertising and promotional fees totaling $33,994 and $8,597 was incurred by ECA during the three month period ended April 30, 2016 for the advertising, marketing and promotion of the ECA World Fitness Alliance 2016 fitness conference. Commissions were paid in 2017 totaling $5,540 while $44,969 was paid to the principal of ECA in 2016.  Total consulting and outside services of $149,424 was incurred for the three month period in 2017 of which $126,824 was incurred by ECA360. In 2016, total consulting and outside services were $62,404 of which $34,903 was incurred by ECA360. General and administrative expenses were  $21,236 ($48,602 in 2016) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, office utilities and communication fees, travel and entertainment, bank and foreign exchange fees and general office expenses.  Expenses were lower in 2016 primarily as a result of commission paid to the principal of ECA per the Licence Agreement and expenses incurred in the promotion of the ECA World Fitness Alliance 2016 conference through an extensive advertising campaign. During the three months ended April 30, 2017, the Company recorded $135,439 in interest expense and financing costs compared to $70,000 in 2016.  The interest and financing costs were higher in 2017 as the Company incurred an additional $1,000,000 in Convertible Debt by April 30, 2017.

For the nine months ended April 30, 2017 and 2016

On a consolidated basis, during the nine-month periods ended April 30, 2017 we had a net loss of ($740,145) compared to a net loss of ($582,024) for the nine-month period ended April 30, 2016.  The changes are explained below.

Operating Expenses:  Advertising and promotional fees of $43,494 was incurred by ECA360 during the nine month period ended April 30, 2017 ($56,437 in 2016). Commissions totaling $5,540 were paid in 2017 while $103,109 was paid to the principal of ECA in 2016.  Total consulting and outside services of $272,342 was incurred for the nine month period in 2017 of which $140,632 was incurred by ECA360 compared to $197,084 in 2016. General and administrative expenses were $109,568 ($111,124 in 2016) which included administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing, transfer agent fees, office utilities and communication fees, travel and entertainment, bank and foreign exchange fees and general office expenses. Expenses were higher in 2016 as the Company engaged in some IR activities, paid commission to the principal of ECA per the Licence Agreement, and due to consulting fees and advertising incurred in the promotion of the ECA World Fitness Alliance 2016 conference. During the nine months ended April 30, 2017,  the Company recorded $353,878 in interest expense and financing costs compared to $70,000 in 2016.  The interest and financing costs were higher in 2017 as the Company incurred an additional $1,000,000 in Convertible Debt by April 30, 2017.

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

Off-Balance Sheet Arrangements

At April 30, 2017, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 30, 2017.

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of April 30, 2017, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

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

As of April 30, 2017 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

During the period ended April 30, 2017, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 2, 2016, the Company entered into a $550,000 Secured Convertible Grid Promissory Note.  The $550,000 Note provided for the advancement of funds to the Company pursuant to the following schedule and amounts: $200,000 on August 31, 2016; $200,000 on September 27, 2016; $100,000 on October 27, 2016; and $50,000 on November 25, 2016.  The $550,000 Note will accrue interest at the rate of 12% per annum and provides for the issuance of 20 Share Purchase Warrants (the “September 2016 Warrants”) for every $1.00 drawn against the $550,000 Note to a maximum of 11,000,000 Warrants and will mature on December 31, 2018.  The $550,000 Note also provides that all unpaid principal, together with the then accrued interest may be converted in whole or in part, at the option of the Holder, at a price of $0.05 per share.  As at April 30, 2017, $550,000 has been drawn down and 11,000,000 Warrants have been issued.

Also on September 2, 2016, the Company entered into an Omnibus Amendment to the Secured Promissory Note dated February 3, 2014, the $175,000 Note dated April 6, 2016, the $25,000 Note dated April 6, 2016 and the $250,000 Note dated May 6, 2016 (the “Notes”) and Common Stock Purchase Warrants dated February 3, 2014, October 9, 2014, March 5, 2015 and April 6, 2016 (the “Amended and Restated Warrants”).  The Omnibus Amendment amended the Notes to reduce the conversion price per share of the Common Stock to five cents ($0.05), subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company, and also provided for the amendment of the Warrants such that the exercise price of the Warrants is adjusted to five cents ($0.05) per common share, subject to a downward adjustment in the event of certain lower price issuances of Common Stock by the Company.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Exhibits:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	No Show, Inc. Articles of Incorporation	SB-2	August 31, 2007	3.1

3.1(1)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.1(1)

3.1(2)	Amendments to the Articles of Incorporation of EnDev Holdings Inc.	8-K	May 17, 2013	3.1(2)

3.2	Bylaws	SB-2	August 31, 2007	3.2

3.2(1)	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company’s Report on Form 8-K filed on March 26, 2012).	8-K	March 26, 2012	3.2(1)

3.2 (2)	Amended Bylaws dated September 4, 2014	8-K	September 8, 2014	3.2(2)

10.2	Secured Promissory Note dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.2

10.3	Security Agreement dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.3

10.4	Common Stock Purchase Warrant dated February 3, 2014 with KF Business Ventures, LP	8-K	February 6, 2014	10.4

10.5	Amendment to Secured Promissory Note dated October 9, 2014	8-K	October 15, 2014	10.5

10.7*	Second Amendment to Secured Promissory Note with KF Business Ventures, LP dated March 5, 2015	8-K	May 22, 2015	10.7

10.8*	Amended and Restated Common Stock Purchase Warrant with KF Business Ventures, LP dated February 3, 2014	8-K	May 22, 2015	10.8

10.9*	Amended and Restated Common Stock Purchase Warrant with KF Business Ventures, LP dated October 9, 2014	8-K	May 22, 2015	10.9

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.10*	Common Stock Purchase Warrant with KF Business Ventures, LP dated March 5, 2015	8-K	May 22, 2015	10.10

10.6	Agreement and Plan of Merger by and among MeeMee Media Inc. All Screens Media LLC. And the Holders of the Membership Interests of All Screens Media LLC dated May 19, 2015.	8-K	May 22, 2015	10.6

10.8	Employment Agreement dated May 19, 2015 with Denis Barry (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.8

10.9	Employment Agreement dated May 19, 2015 with Peter Heumiller (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.9

10.10	Employment Agreement dated May 19, 2015 with Howard Sichel (filed as Exhibit A to the Agreement and Plan of Merger filed as Exhibit 10.6)	8-K	May 22, 2015	10.10

10.11	Promissory Note dated May 19, 2015 with All Screens Media LLC (filed as Exhibit C to the Agreement and Plan of Merger filed as Exhibit 10.6)	8K	May 22, 2015	10.11

10.12	Security Agreement dated May 19, 2015 with All Screens Media LLC (filed as Exhibit D to the Agreement and Plan of Merger filed as Exhibit 10.6)	8K	May 22, 2015	10.12

10.13	Exclusive License Agreement by and among MeeMee Media Inc., ECA World Fitness Alliance and Carol Scott dated July 17, 2015.	8K	July 23, 2015	10.13

10.14	Consulting Agreement dated July 17, 2015 with Carol Scott (filed as Exhibit B to the Exclusive License Agreement filed as Exhibit 10.13)	8K	July 23, 2015	10.14

10.15	Third Amendment to Secured Promissory Note and Warrants with KF Business Ventures, LP dated April 6, 2016	8K	May 16, 2016	10.15

10.16	First Amendment to Security Agreement dated April 6, 2016	8K	May 16, 2016	10.16

10.17	Common Stock Purchase Warrant (April 2016 Warrant) with KF Business Ventures, LP dated April 6, 2016	8-K	May 16, 2016	10.17

10.18	Secured Promissory Note for $175,000 with KF Business Ventures, LP dated April 6, 2016	8-K	May 16, 2016	10.18

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.19	Secured Promissory Note for $25,000 with KF Business Ventures, LP dated April 6, 2016	8-K	May 16, 2016	10.19

10.20	Amendment to Agreement and Plan of Merger and Secured Note with All Screens Media, LLC dated May 2, 2016	8-K	May 31, 2016	10.20

10.21	Secured Promissory Note for $250,000 with KF Business Ventures, LP dated May 6, 2016	8K	Sept. 12, 2016	10.21

10.22	Secured Convertible Grid Promissory Note for $550,000 with KF Business Ventures, LP dated September 2, 2016	8K	Sept. 12, 2016	10.22

10.23	Common Stock Purchase Warrant with KF Business Ventures, LP dated September 2, 2016	8K	Sept. 12, 2016	10.23

10.24	Omnibus Amendment with KF Business Ventures, LP dated September 2, 2016	8K	Sept. 12, 2016	10.24

10.25	Second Amendment to Agreement and Plan of Merger and Secured Note with All Screens Media LLC dated September 28, 2016	8K	Sept. 29, 2016	10.25

10.26	Assignment Agreement among ECA360, ECA World Fitness and Carol Scott dated October 14, 2016	8K	October 20, 2016	10.26

10.27	Termination and Commission Agreement among ECA360, ECA World Fitness and Carol Scott dated October 14, 2016	8K	October 20, 2016	10.27

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 28th day of April, 2019.

MEEMEE MEDIA INC.

BY:	/s/ PAUL AMSELLEM
Paul Amsellem, Principal Executive Officer and Director

BY:	/s/ MARTIN DOANE
Martin Doane, President, Principal Financial Officer, Treasurer, Secretary and Director